Form 10-K
period 1993-12-31
AMP INC
filed 1994-03-31
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
              ----------------------------------
                           FORM 10-K

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the year ended December 31, 1993

                               OR

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the transition period from          to

                    Commission File No. 1-4235

                        AMP Incorporated,
                   A Pennsylvania corporation
 ---------------------------------------------------------------------
 (Exact name of registrant as specified in its charter, and state of incorporation)

             Employer Identification No.  23-0332575

                Harrisburg, Pennsylvania 17105-3608
                ----------------------------------
      (Address of principal executive offices of registrant)

                           (717) 564-0100

- ----------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                   Exchange on which Registered

Common Stock (without Par Value)                    New York
(Outstanding at 3/15/94 - 104,926,021
 shares)

Securities registered pursuant to Section 12(g) of the Act:
     None

- ----------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] .   No [  ] .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1994: $6,721,292,170 (104,004,521 shares at $64.625 per share). For purposes of the foregoing calculation, all directors and/or executive officers have been deemed to be affiliates, but the Company disclaims that all such directors and/or executive officers are affiliates.
==========================================================
Documents Incorporated by Reference:

     1. Cited portions of the Annual Report to shareholders for fiscal year ended December 31, 1993 (Parts I, II, IV)
     2.   Cited portions of the Proxy Statement for the AMP
          Incorporated 1994 Annual Shareholders' Meeting (Part III)

                  10-K REPORT FOR YEAR ENDED DECEMBER 31, 1993
PART I.

Item 1.   BUSINESS

The following sections of the Annual Report to shareholders for the year ended December 31, 1993 are hereby incorporated by reference: i) the entire "Corporate Profile" section found on the front side of the fold-out page, including the "No Boundaries", center, and "Highlights" columns; ii) within the portion of the "Historical Data" table found on the reverse side of the fold-out page, items "Net Sales" down to and including "Cash Dividends Per Share" under the "For the Year" column for years 1988 through 1993, and all items under the "At December 31" column for years 1988 through 1993; iii) the right hand column of page 1, entitled "Diversification of AMP Worldwide Sales" (reference item (1) of the Appendix for a description of the graphic material contained therein); iv) all narrative text found on pages 2-5, 7, 9, 11, 13-15, 17-24, excluding all pictures and their captions; v) the right hand column of page 21, including the section at the top entitled "Sales Dollar Use" and the section at the bottom entitled "Key Ratios" (reference item (2) of the Appendix for a description of the graphic material contained therein); vi) the left hand column of page 22, stating the sources and uses, in the aggregate, of cash flow during the period 1991 to 1993 (reference item
(3) of the Appendix for a description of the graphic material contained therein); and vii) Notes 13, 14 and 15 to the Consolidated Financial Statements, found on pages 33 and 34 of the Annual Report.

The business in which the Company is engaged is highly competitive. The Company believes it is the leading producer of electrical/electronic connection devices, and associated application tools and machines. Over 90% of its business is in this single business segment. Within this segment there is great variety: well over 100,000 types and sizes are included in nearly 300 product families. These product families generally involve the same or very similar basic technology, materials, production processes and marketing approaches. Over 60% of sales are of products provided in strip form on reels and applied by customers with special AMP tools. The balance of sales is of pre-assembled devices that do not require application tools or machines. Over 90% of sales are of products in just three Standard Industrial Classification 4-digit codes -- Electronic Connectors, Electronic Components - NEC, and Current Carrying Wiring Devices. In all cases, the Company's products are subject to direct and indirect competition. Generally speaking, most of the Company's products involve technical competence in development and manufacture and are subject to active competition with products manufactured and sold by many other companies. The Company competes primarily through offering high-quality, technical products and associated application tooling, with emphasis on product performance and service, and only secondarily competes on a price basis. The Company has over 3000 patents issued or pending in the U.S. and over 11,000 patents issued or pending in 37 other countries, with no one patent considered significant. The number of competitors is estimated at over 1500.

The Company feels it has adequate sources of supply and does not expect the cost and availability of materials to have a significant overall effect on its total current operations.

The Company's backlog of unfilled orders decreased from $506,000,000 at year-end 1992 to $493,000,000 at year-end 1993, due partially to currency effects, but has risen by approximately $65,000,000 so far in 1994. A majority of these orders were for delivery within the next ninety days, and substantially all were scheduled for delivery within 12 months.

The Company is not aware of any material claims against its assets. However, it is potentially liable for all or a portion of investigative and environmental clean-up costs at several sites, including three National Priorities List sites in the U.S. At one Company-owned site, which is the subject of a Corrective Action

Order under the Resource Conservation and Recovery Act, the Company has incurred costs of approximately $1,600,000 since 1984 and anticipates incurring additional costs of $150,000 - $210,000 per year for at least the next five years. At another site, for which the Company shares potential liability with at least seven other parties, the Company spent approximately $350,000 in 1991-1993. The U.S. EPA is expected to issue a decision on the required clean-up during 1994. The Company expects the final amount it will be required to pay for the clean-up to be less than $4,000,000, to be incurred primarily in 1995-1996. The Company also just recently received notice from the U.S. EPA regarding potential liability at a third site. Because this matter is in its early stages, potential liability to the Company is difficult to estimate, although a preliminary review indicates potential liability could amount to as much as $750,000.

During 1993 the Company resolved its liability at two sites in settlement agreements reached with the government, and remains involved in six other clean-up actions in the U.S. at which it is considered a "de minimus" contributor. Several additional sites are in the investigative stage, and the Company anticipates being named as a potentially responsible party at some of those sites. The Company is also voluntarily undertaking remediation activities at approximately 16 of its own present or former facilities in the U.S., having spent approximately $12,500,000 in this type of effort since 1984. The Company's future environmental compliance costs are not expected to have a material impact on the Company's financial results, liquidity or capital expenditures. Over the five-year period 1989-1993 the Company has spent several million dollars annually for remedial and preventative actions in protection of the environment.

The primary seasonal effect generally experienced by the Company is in the third quarter when there usually is a temporary leveling off or modest drop in the rate of new orders and shipments because of the softening of customer demand in certain markets such as appliances, automotive, and home entertainment goods arising from model year changeovers, plant vacations and closedowns, and other traditional seasonal practices. This seasonal effect is most evident in the Company's European and Asia/Pacific regions, compared against sales results of the second quarter. Earnings growth was interrupted in the fourth quarter again this year primarily due to lower than expected U.S., European and Japanese sales and strengthening of the U.S. dollar. In the first quarter the Company usually experiences some seasonal strengthening in domestic sales and orders.

Availability of remittances to the parent company by its subsidiaries is subject to exchange controls and other restrictions of the various countries in which the subsidiaries are located. Presently, there are no foreign exchange or currency restrictions in the various countries that would significantly affect the remittance of funds to AMP.

Item 2.   PROPERTIES

The following sections of the Annual Report to shareholders for the year ended December 31, 1993 are hereby incorporated by reference: i) the item "Floor space (sq. ft. in millions)" under the "At December
31" column of the "Historical Data" table found on the reverse side of the fold-out page, for years 1988 through 1993; ii) all narrative text found on pages 7, 9 and 18, excluding all pictures and their captions unless otherwise described below; iii) the picture of the new Singapore plant found on page 7, together with its caption (reference item (4) of the Appendix for a description of the picture and its caption); iv) the pictures of the automotive connector plant under construction in Greensboro, N.C. and the new CFC-free cleaning system at the Rapho Park, Manheim, PA facility, found on page 9, together with their respective captions (reference items (5) and (6) of the Appendix for a description of these pictures and their captions); and v) the back cover (reference item (7) of the Appendix for a description of two pictures included on the back cover, and their respective captions).

The Company has approximately 10,100,000 sq. ft. of floor space in 175 facilities in the U.S. and 35 other countries, representing an increase of over 600,000 sq. ft. in 1993. This expansion occurred primarily in the U.S., Argentina, China, Singapore and Spain. U.S. manufacturing, warehousing and administrative facilities are located in Pennsylvania (50), North Carolina
(19), Arizona (1), California (14), Connecticut (2), Delaware (1), Florida (3), Georgia (1), Massachusetts (3), New Jersey (1), Oregon (2), Texas (8), and Virginia (4). Nearly half of these facilities are manufacturing plants. The

Company's operations in the 35 countries other than the U.S. involve 32 major facilities, 19 of which perform manufacturing and 13 of which have marketing/warehousing/engineering functions.

Facilities are generally modern, well maintained and diversified geographically within regions, with the typical size of major facilities in the 50,000-100,000 sq. ft. range. No single facility is material to the Company's business. The Company owns over 85% of its floor space and leases the balance. The Company owns most of its major facilities. Most of the leases on the other major manufacturing and administrative facilities provide the right to buy or renew.

Capital expenditures were $330,400,000 in 1993, up from $312,500,000 in 1992 and $313,300,000 in 1991, and are expected to be somewhat higher in 1994 compared to 1992-1993 levels. The current rate of capacity utilization is estimated at 70-75% in domestic and 75-80% in international operations.

Item 3.   LEGAL PROCEEDINGS

In the opinion of management of the Company, there are no material legal proceedings pending other than ordinary routine litigation incident to the kind of business conducted by the Company, and no such proceedings are known to be contemplated by governmental authorities.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Elected:

James E. Marley (58)*        Ted L. Dalrymple (61)     Javad K. Hassan (53)
Chairman of the Board        Vice President,           Vice President,
                             Global Marketing          Global Strategic
William J. Hudson, Jr. (59)*                           Businesses
Chief Executive Officer      Charles W. Goonrey (57)
and President, and           Vice President, General   David C. Cornelius (50)
Director                     Legal Counsel             Controller

Benjamin Savidge (64)*       Jean Gorjat (63)          Joseph C. Overbaugh (48)
Executive Vice President     Vice President,           Treasurer
and Chief Financial          Asia/Pacific
Officer, and Director                                  David F. Henschel (43)
                                                       Corporate Secretary
                          Philip G. Guarneschelli (61)
                          Vice President, Global
                          Human Resources

                             John E. Gurski (53)
                             Vice President, Europe

Appointed:

Merrill A. Yohe (59)
Vice President - Public Affairs

*Member of the Executive Committee of the Board.

The inside-back cover of the Annual Report to shareholders for the year ended December 31, 1993 lists other officers who are not executive officers and are not subject to Section 16 of the Securities Exchange Act of 1934; the top portion of the inside-back cover where the officers and divisional vice presidents of the Corporation are identified is hereby incorporated by reference.

All of the elected executive officers with the exception of Mr.
Goonrey and Mr. Hassan have been employed by the Company for 16 years or more. Messrs. Marley, Hudson, Savidge, Dalrymple and Guarneschelli have served as officers for 10 or more years. Prior positions are as follows: Mr. Marley was a divisional Vice President and group director from 1970 to 1979, divisional Vice President, Manufacturing Resources Planning from 1979 to 1980, divisional Vice President, Manufacturing from 1980 to 1981, corporate Vice President, Manufacturing from 1981 to 1983, corporate Vice President, Operations from 1983 to 1986, President from 1986 to 1990, and President and Chief Operating Officer from 1990 to 1993. Mr. Hudson was divisional Vice President, Connector and Electronic Products in 1982, divisional Vice President, Far East Operations from 1983 to 1989, corporate Vice President, Far East Operations in 1989, corporate Vice President, Asia/Pacific Operations from 1990 to 1991, and Executive Vice President, International from 1991 to 1993. Mr. Savidge was Assistant Controller from 1971 to 1979, Controller from 1979 to 1982, Vice President and Controller from 1982 to 1986, and Vice President, Chief Financial Officer from 1986 to 1989. Mr. Dalrymple was divisional Vice President, International Sales from 1980 to 1987. Mr. Goonrey was Assistant Secretary from 1983 to 1986, Assistant Secretary and General Legal Counsel from 1986 to 1989, and divisional Vice President and General Legal Counsel from 1989 to 1992. Mr. Gorjat was divisional Vice President, Latin America Operations from 1986 to 1991, and divisional Vice President, Asia/Pacific from 1991 to 1992. Mr. Guarneschelli was divisional Vice President, Industrial Relations from 1980 to 1989. Mr. Gurski was divisional Vice President, Connector & Electronics Product Group from 1985 to 1987, divisional Vice President, Interconnection and Component Products Group in 1987, divisional Vice President, Operations from 1987 to 1989, corporate Vice President, Operations in 1989, corporate Vice President, Capital Goods Sector from 1989 to 1992, and corporate Vice President, Business and Operations Planning, International from 1992 to 1993. Mr. Hassan was divisional
Vice President, Technology from 1989 to 1992, and corporate Vice
President, Technology and Strategic Products in 1992. Mr. Cornelius was Assistant Controller from 1979 to 1991. Mr. Overbaugh was
Assistant Treasurer from 1987 to 1993.  Mr. Henschel was Associate
General Legal Counsel from 1990 to 1993. The terms of these offices are of one year duration or until a successor is elected and qualifies.

Mr. Yohe, an appointed executive officer, became a divisional Vice President in 1993, having previously been Secretary of the Company from 1989 to 1993. Mr. Yohe has been employed by the Company for more than 25 years.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The following sections of the Annual Report to shareholders for the year ended December 31, 1993 are hereby incorporated by reference: i) the items "Cash Dividends" and "Cash Dividends Per Share" under the "For the Year" column of the "Historical Data" table found on the reverse side of the fold-out page, for years 1988 through 1993; ii) the "Stock Price Range" column of the "Historical Data" table found on the reverse side of the fold-out page and the inside front cover, for years 1983 through 1993; and iii) the portion of the Corporate Data set forth on page 36 that is entitled "Stock Information".

Annual dividends, which are paid on a quarterly basis, have increased for 40 consecutive years and have increased more than 10% each year for the past 34 years, except in 1972, 1986, 1991, 1992, and 1993.

Annual dividends have increased at a compound annual average growth rate of over 14%. The quarterly dividend increased to 40 cents per share on March 1, 1993 and to 42 cents per share on March 1, 1994. If the March 1, 1994 dividend rate continues through 1994, it will result in the 41st consecutive increase in annual dividends.

Item 6.   SELECTED FINANCIAL DATA

Within the portion of the "Historical Data" table found on the reverse side of the fold-out page of the Annual Report to shareholders for the year ended December 31, 1993, items "Net Sales" down to and including "Cash Dividends Per Share" under the "For the Year" column for years 1988 through 1993, and all items under the "At December 31" column for years 1988 through 1993, are hereby incorporated by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pages 20-24 of the Annual Report to shareholders for the year ended December 31, 1993 are hereby incorporated by reference (reference items (2) and (3) of the Appendix for a description of the graphic material contained therein).

Subsequent to the mailing of the Annual Report to shareholders for the year ended December 31, 1993, the Company received notice from the U.S. EPA regarding potential liability at a third National Priorities List site. Because this matter is in its early stages, potential liability to the Company is difficult to estimate, although a preliminary review indicates potential liability could amount to as much as $750,000.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Notes on pages 25-35 of the Annual Report to shareholders for the year ended December 31, 1993 are hereby incorporated by reference.

Financial Statement Schedules are filed under Item 14.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Executive Officers of the registrant, see "Executive Officers of the Registrant" at the end of
Part I of this Report. For information with respect to the Directors of the registrant, see "Election of Directors" on pages 2-6 of the Proxy Statement for the AMP Incorporated 1994 Annual Shareholders' Meeting, which are hereby incorporated by reference (reference item
(8) of the Appendix for a description of the graphic material contained therein).

Item 11.  EXECUTIVE COMPENSATION

Pages 6-17 and 19-23 of the Proxy Statement for the AMP Incorporated 1994 Annual Shareholders' Meeting are hereby incorporated by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

No person is known to own beneficially more than 5% of the Common
Stock of the Company as of March 11, 1994.

Page 18 and the right hand column of pages 2-6 (entitled "Shares of Common Stock (5)"), together with footnotes (5) through (9) on page 6, of the Proxy Statement for the AMP Incorporated 1994 Annual

Shareholder's Meeting are hereby incorporated by reference as to security ownership of directors and executive officers.

There are no arrangements known to the registrant which may at a subsequent date result in a change in control of the registrant.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Footnotes (2) and (3) on page 7 and the section at the bottom of page 23 entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the AMP Incorporated 1994 Annual Shareholders'
Meeting are hereby incorporated by reference.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a) Documents Filed as a Part of the Form 10-K Report

1. Consolidated Statements of Income, Shareholders' Equity, and Cash Flows, for the years ended December 31, 1991, 1992 and 1993; Consolidated Balance Sheets as of December 31, 1992 and 1993; the accompanying Notes to Consolidated Financial Statements; and the Report of Independent Public Accountants thereon, on pages 25-35 of the Annual Report to shareholders for the year ended December 31, 1993, are hereby incorporated by reference.

     Statements of the Registrant - Separate financial statements are omitted for AMP Incorporated since it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned and their restricted net assets are not material in relation to total consolidated net assets at December 31, 1993.

2.   Financial Statement Schedules:

     Schedules included:

     I    - Marketable Securities - Other Security Investments...    P. 12

     II   - Amounts Receivable From Related Parties .............    P. 12

     V    - Property, Plant and Equipment........................    P. 13

     VI   - Accumulated Depreciation on Property, Plant and
             Equipment...........................................    P. 14

     VIII - Valuation and Qualifying Accounts and
             Reserves............................................    P. 15

     IX   - Short-Term Borrowings................................    P. 15

     X    - Supplementary Income Statement Information...........    P. 16

     Report of Company's independent public accountants with respect
to the Financial Statement Schedules.............................    P. 16

     Schedules Omitted - Schedules III, IV, VII, XI, XII and XIII are omitted as not applicable because the required matter or conditions are not present.

3.  EXHIBITS:

  Exhibit
  Number                        Description
  -------                      -------------

   3.(i)  - Articles of Incorporation of the Company

   3.(ii) - Bylaws of the Company (incorporated by reference to Exhibit
            3-b of the 10-K Report for the year ended December 31, 1991)

   4.A - Shareholder Rights Plan adopted by the Company's Board of
         Directors October 25, 1989 (incorporated by reference to
         Exhibit 4 of the 10-Q Report for the Quarter ended September
         30, 1989)

   4.B - Amendment Rights Agreement between the Company and Chemical
         Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4-b of the 10-K Report for the year ended December 31, 1992)

   4.C - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subisidiaries on a consolidated basis

  10.A*- Directors' and Officers' Liability Insurance Policies issued by Federal Insurance Company, current policy period commencing September 1, 1993 (basic policy incorporated by reference to Exhibit 10-a of the 10-K Report for the year ended December 31, 1990)

  10.B*- Executive Severance Agreements dated October 28, 1981,
         October 27, 1983, and January 24, 1990 between the Company and certain of the Company's Executive Officers (also see the section entitled "Termination of Employment and Change of Control Arrangements" on Page 23 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (The 1981 and 1983 Agreements are incorporated by reference to Exhibit 10-b of the 10-K Report for the year ended December 31, 1990)

  10.C*- AMP Incorporated Bonus Plan (Stock Plus Cash) (also see footnote (1) on Pages 13-14 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-c of the 10-K Report for the year ended December 31, 1992)

  10.D*- Supplemental Employee Retirement Plan (summarized on Page 16 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-d of the 10-K Report for the year ended December 31, 1991)

  10.E*- Executive life insurance plan (incorporated by reference to Exhibit 10-e of the 10-K Report for the year ended December 31, 1990)

  10.F*- Executive secular trust agreement (also see Page 16 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to
         Exhibit 10-f of the 10-K Report for the year ended December
         31, 1991)

  10.G*- Retirement plan for outside directors (also see the section entitled "Retirement" on Pages 7-8 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-g of the 10-K Report for the year ended December 31, 1990)

  10.H*- Consulting agreement between the Company and Mr. Walter F.
         Raab, Director and former Chairman of the Board and Chief Executive Officer, dated December 19, 1990 (incorporated by reference to Exhibit 10-h of the 10-K Report for the year ended December 31, 1992)

  10.I*- Amendment to the consulting agreement between the Company and Mr. Walter F. Raab, dated December 21, 1992 (also see footnote (3) on Page 7 of the AMP 1994 Proxy Statement incorporated by reference under Item 13, Part III of this Report). (Incorporated by reference to Exhibit 10-i of the 10-K report for the year ended December 31, 1992)

  10.J*- Consulting agreement between the Company and Mr. Harold A.
         McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (also see footnote
         (2) on Page 7 of the AMP 1994 Proxy Statement incorporated by reference under Item 13, Part III of this Report). (Incorporated by reference to Exhibit 10-j of the 10-K Report for the year ended December 31, 1992)

  10.K*- Management Incentive Plan (also see column (d) of the Summary
         Compensation Table on Page 9 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-i of the 10-K Report for the year ended December 31, 1991)

  10.L*- Director and officer indemnification agreements (incorporated by reference to Exhibit 10-j of the 10-K Report for the year ended December 31, 1991)

  10.M*- AMP Incorporated 1993 Long-Term Equity Incentive Plan (also see footnote (1) on Page 12 of the 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 4-a of Registration No. 33-65048 on Form S-8 as filed with the Securities and Exchange Commission on June 25, 1993)

  10.N*- AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus
         Agreement (Incorporated by reference to Exhibit 10.B of the 10-Q Report for the Quarter ended September 30, 1993)

  10.O*- AMP Incorporated Non-Qualified Stock Option Agreement
         (incorporated by reference to Exhibit 10.C of the 10-Q Report for the Quarter ended September 30, 1993)

  10.P*- AMP Incorporated Incentive Stock Option Agreement
         (incorporated by reference to Exhibit 10.D of the 10-Q Report for the Quarter ended September 30, 1993)

  13   - Portions of the Annual Report to shareholders for the
         year ended December 31, 1993 that are specifically incorporated by reference into this Report

  21   - List of Subsidiaries

  23   - Consent of Independent Public Accountants
- ----------------------
  * A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to the requirements of this 10-K Annual Report.

THE COMPANY WILL FURNISH ANY EXHIBIT LISTED ABOVE UPON REQUEST.
EXCEPT FOR THE ANNUAL REPORT TO SHAREHOLDERS, PAYMENT FOR THE COST OF PROVIDING THE EXHIBIT MAY BE REQUIRED FOR VOLUMINOUS EXHIBITS.

(b)   Reports on Form 8-K
      There were no reports on Form 8-K filed for the three months ended December 31, 1993.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March, 1994.

                                   AMP Incorporated

                                   /s/  Benjamin Savidge
                              By_____________________________________
                                   Benjamin Savidge, Executive Vice
                                   President and Chief Financial
                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

     Signature                Title                         Date
/s/ J. E. Marley
___________________  Chairman of the Board and a        March 29, 1994
(J. E. Marley)       Director

/s/ W. J. Hudson
___________________  Chief Executive Officer and        March 29, 1994
W. J. Hudson)        President and a Director

/s/ B. Savidge
___________________  Executive Vice President and       March 29, 1994
(B. Savidge)         Chief Financial Officer, and
                     a Director

/s/ D. C. Cornelius
___________________  Controller                         March 29, 1994
(D. C. Cornelius)

/s/ D. F. Baker
___________________  Director                           March 29, 1994
(D. F. Baker)

/s/ J. J. Burdge
___________________  Director                           March 29, 1994
(J. J. Burdge)

/s/ W.E.C. Dearden
___________________  Director                           March 29, 1994
(W. E. C. Dearden)

/s/ Ralph D. DeNunzio
___________________  Director                           March 29, 1994
 (R. D. DeNunzio)

/s/ B. H. Franklin
___________________  Director                           March 29, 1994
 (B. H. Franklin)

/s/ J. M. Hixon
___________________  Director                           March 29, 1994
(J. M. Hixon III)

/s/ H. A. McInnes
___________________  Director                           March 29, 1994
 (H. A. McInnes)

/s/ John C. Morley
___________________  Director                           March 29, 1994
 (J. C. Morley)

/s/ W. F. Raab
___________________  Director                           March 29, 1994
  (W. F. Raab)

/s/ P. G. Schloemer
___________________  Director                           March 29, 1994
(P. G. Schloemer)

                   AMP INCORPORATED & SUBSIDIARIES

                                                                                                        Schedule I
         MARKETABLE SECURITIES -- OTHER SECURITY INVESTMENTS
                                                                          Amount Included in the
                                   Number of                          Consolidated Balance Sheet as:    Value Based
                               Shares or Units --                     ------------------------------     on Market
    Name of Issuer and         Principal Amount of      Cost of          Cash            Marketable    Quotations at
    Title of Each Issue          Bonds and Notes       Each Issue     Equivalents        Securities       Year End
    -------------------        -------------------     ----------     -----------        ----------    -------------
U.S. Government Securities<F1>...$ 88,000,000        $ 88,285,000    $    ---          $ 88,283,000    $ 88,275,000

State and Municipal Securities...  51,000,000          50,804,000      34,820,000        15,984,000      50,804,000

Commercial Paper.................  19,000,000          18,867,000      10,317,000         8,550,000      18,867,000

Preferred Stock<F1>..............     ---                 ---             ---               ---             ---

Mutual and Money Market
funds<F1><F2>.................... 156,000,000         155,752,000     119,177,000        36,500,000     155,824,000

Repurchase Agreements<F3>........  12,000,000          11,988,000      11,988,000           ---          11,988,000
                                 ------------        ------------    ------------      ------------    ------------
                                 $326,000,000        $325,696,000    $176,302,000<F4>  $149,317,000    $325,758,000
                                 ============         ============    ============     ============    ============
__________

<F1>  No individual security issue exceeds 2% of total assets.
<F2>  Invested principally in U. S. Government, State, Municipal and high-grade corporate securities.
<F3>  Loans to banks, which are fully collateralized by U. S.
      Government securities or high-grade commercial paper.
<F4>  Also included in the balance sheet caption "Cash and Cash
      Equivalents" are cash and time deposits of $81,376,000.

                                                                                                        Schedule II
               AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
   UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                                                                       Deductions
                                  Balance at                   ------------------------    Balance at
                                  Beginning                     Amounts       Amounts         End
 Name of Debtor                    of Year       Additions     Collected    Written Off    of Year<F3>
 --------------                   ----------    -----------    ---------    -----------    -----------
Javad K. Hassan<F1>
  Year ended December 31, 1993    $    --       $    --         $    --      $    --        $    --
  Year ended December 31, 1992    $    --       $    --         $    --      $    --        $    --
  Year ended December 31, 1991    $750,000      $    --         $750,000     $    --        $    --<F2>
__________

<F1>  Vice President-Global Strategic Businesses, AMP Incorporated.
<F2>  Non-interest bearing loan due April 4, 1991 (paid April 8, 1991)
      secured by personal property.
<F3>  Classified with Investments and Other Assets in the Consolidated
      Balance Sheet.

                                      12

                          AMP INCORPORATED & SUBSIDIARIES

                                                                                                        Schedule V
                          PROPERTY, PLANT AND EQUIPMENT
                    FOR THE THREE YEARS ENDED DECEMBER 31, 1993

                                Balance at                                                         Balance at
                                Beginning        Additions       Retirements,    Translation          End
Classification                   of Year          at Cost            Etc.        Adjustments        of Year
- --------------                --------------   -------------    -------------    ------------   ---------------
YEAR ENDED DECEMBER 31, 1993:

  Land......................  $   50,783,000    $  2,142,000     $     44,000      $ 1,962,000     $   54,931,000

  Buildings and
  leasehold improvements....     547,673,000      53,458,000          (68,000)      (1,001,000)       600,062,000

  Machinery and equipment...   1,777,320,000     239,470,000      (52,537,000)      (2,570,000)     1,961,683,000

  Machines and tools with
  customers.................     339,468,000      35,335,000      (32,821,000)      (3,722,000)       338,260,000
                              --------------    ------------     -------------     ------------    --------------
                              $2,715,244,000    $330,405,000     $(85,382,000)     $(5,331,000)    $2,954,936,000
                              ==============    ============     =============     ============    ==============

YEAR ENDED DECEMBER 31, 1992:

  Land......................  $   50,582,000    $    388,000     $     28,000     $   (215,000)    $   50,783,000

  Buildings and
  leasehold improvements....     512,546,000      46,986,000       (4,737,000)      (7,122,000)       547,673,000

  Machinery and equipment...   1,643,934,000     223,698,000      (45,449,000)     (44,863,000)     1,777,320,000

  Machines and tools with
  customers.................     343,344,000      41,391,000      (34,104,000)     (11,163,000)       339,468,000
                              --------------    ------------     -------------     ------------    --------------
                              $2,550,406,000    $312,463,000     $(84,262,000)    $(63,363,000)    $2,715,244,000
                              ==============    ============     =============     ============    ==============

YEAR ENDED DECEMBER 31, 1991:

  Land......................  $   48,766,000    $  1,249,000     $    308,000      $  259,000      $   50,582,000

  Buildings and
  leasehold improvements....     479,243,000      39,407,000       (6,779,000)        675,000         512,546,000

  Machinery and equipment...   1,451,566,000     227,028,000      (38,331,000)      3,671,000       1,643,934,000

  Machines and tools with
  customers.................     323,753,000      45,650,000      (25,604,000)       (455,000)        343,344,000
                              --------------    ------------     -------------     -----------     --------------
                              $2,303,328,000    $313,334,000     $(70,406,000)     $4,150,000      $2,550,406,000
                              ==============    ============     =============     ===========     ==============

                                       AMP INCORPORATED & SUBSIDIARIES

                                                                                                        Schedule VI
              ACCUMULATED DEPRECIATION ON PROPERTY, PLANT AND EQUIPMENT
                    FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                                                Additions
                                Balance at      Charged to                                         Balance at
                                Beginning       Costs and        Retirements,     Translation          End
Classification                   of Year         Expenses            Etc.         Adjustments        of Year
- --------------                --------------   -------------    -------------     ------------   ---------------
YEAR ENDED DECEMBER 31, 1993:

  Buildings and
  leasehold improvements....  $  209,736,000    $ 26,372,000     $ (1,699,000)    $ (1,066,000)    $  233,343,000

  Machinery and equipment...   1,088,970,000     199,332,000      (49,340,000)      (8,815,000)     1,230,147,000

  Machines and tools with
  customers.................     237,777,000      36,425,000      (24,649,000)      (3,232,000)       246,321,000
                              --------------    ------------     -------------    -------------    --------------
                              $1,536,483,000    $262,129,000     $(75,688,000)    $(13,113,000)    $1,709,811,000
                              ==============    ============     =============    =============    ==============

YEAR ENDED DECEMBER 31, 1992:

  Buildings and
  leasehold improvements....  $  187,605,000    $ 26,119,000     $ (1,168,000)    $ (2,820,000)    $  209,736,000

  Machinery and equipment...     951,943,000     200,486,000      (35,448,000)     (28,011,000)     1,088,970,000

  Machines and tools with
  customers.................     230,688,000      40,080,000      (24,969,000)      (8,022,000)       237,777,000
                              --------------    ------------     -------------    -------------    --------------
                              $1,370,236,000    $266,685,000     $(61,585,000)    $(38,853,000)    $1,536,483,000
                              ==============    ============     =============    =============    ==============

YEAR ENDED DECEMBER 31, 1991:

  Buildings and
  leasehold improvements....  $  167,118,000    $ 23,341,000     $ (2,704,000)    $   (150,000)    $  187,605,000

  Machinery and equipment...     803,880,000     174,312,000      (29,373,000)       3,124,000        951,943,000

  Machines and tools with
  customers.................     210,786,000      38,836,000      (19,258,000)         324,000        230,688,000
                              --------------    ------------     -------------    ------------     --------------
                              $1,181,784,000    $236,489,000     $(51,335,000)      $3,298,000     $1,370,236,000
                              ==============    ============     =============     ===========     ==============

                                                   14

                                               AMP INCORPORATED & SUBSIDIARIES

                                                                                                        Schedule VIII
                                      VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Balance at    Additions      Deductions                      Balance at
                                   Beginning     Charged to        from         Translation         End
Description                         of Year       Expense       Reserves<F1>    Adjustments       of Year
- -----------                       -----------    ----------     ------------    -----------     -----------
RESERVE DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:
  Reserve for doubtful accounts--

  Year ended December 31, 1993    $11,532,000    $5,544,000     $(3,045,000)     $(611,000)     $13,420,000
  Year ended December 31, 1992    $10,822,000    $5,147,000     $(3,525,000)     $(912,000)     $11,532,000
  Year ended December 31, 1991    $ 9,859,000    $3,470,000     $(2,495,000)     $ (12,000)     $10,822,000
__________

<F1>  Uncollectible accounts charged against the reserve, net of recoveries.


                                                                                                        Schedule IX

                                                SHORT-TERM BORROWINGS
                                                   Weighted          Maximum              Average           Weighted
                                                    Average           Amount               Amount            Average
                                  Balance at     Interest Rate      Outstanding          Outstanding      Interest Rate
Category of Aggregate               End of        at End of         During the          During the         During the
Short-Term Borrowings                Year            Year              Year               Year <F2>         Year <F3>
- ----------------------------     ------------    --------------    ------------         ------------      -------------
YEAR ENDED DECEMBER 31, 1993
   Bank loans <F1>...........    $162,485,000         5.7%         $255,223,000         $187,277,000          5.9%

YEAR ENDED DECEMBER 31, 1992
   Bank loans <F1>...........    $296,120,000         7.1%         $325,484,000         $274,524,000          7.7%

YEAR ENDED DECEMBER 31, 1991
   Bank loans <F1>...........    $304,333,000         9.1%         $343,594,000         $313,454,000         10.1%
_

<F1>  These amounts represent borrowings of international subsidiaries that are substantially on an overdraft basis.
<F2>  The average amount outstanding during the period was calculated by dividing the borrowings outstanding at the end of the months by the number of months such amounts were outstanding.
<F3>  The weighted average interest rate during the period was calculated by dividing interest expense on each category of short-term borrowings by the related average amount outstanding during the period.

                                              15

                            AMP INCORPORATED & SUBSIDIARIES

                                                                                                        Schedule X
                        SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                                  Year Ended December 31,

                                       1993              1992              1991
                                   ------------      ------------      ------------
CHARGED TO COSTS AND EXPENSES
   Maintenance and repairs         $123,499,000      $117,364,000      $108,433,000

Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, taxes other than payroll and income taxes, royalties and advertising costs are not presented as such amounts are less than 1% of net sales.

                   ---------------------------------------------




           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

     To AMP Incorporated:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in AMP Incorporated's annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14-2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, PA
February 18, 1994                               /s/  Arthur Andersen & Co.

                                               Arthur Andersen & Co.

                                 APPENDIX

             10-K Report for Year Ended December 31 ,1993

1) Part I, Item 1, Business. The right hand column of page 1 of the Annual Report to shareholders for the year ended December 31, 1993, entitled "Diversification of AMP Worldwide Sales", sets forth three pie charts. The first pie chart graphically depicts, by color coding, the following geographic diversification of 1993 AMP worldwide sales (by percent):

                   United States                       43
                   Europe                              31
                   Asia/Pacific                        21
                   Americas                             5

    The second pie chart graphically depicts, by color coding, the following diversification of markets to which 1993 AMP worldwide sales were made (by percent):

                   Aerospace/Military                   5
                   Industrial/Commercial               10
                   Communications                      10
                   Computer/Office                     20
                   Consumer Goods                      10
                   Transportation/Electrical           30
                   Distribution, Construction, etc.    15

    The third pie chart graphically depicts, by color coding, the following diversification in channels through which the 1993 AMP worldwide sales were made (by percent):

                   Direct                              86
                   Distribution & Co-op Affiliates     14

2) Part I, Item 1, Business. The right hand column of page 21 of the Annual Report to shareholders for the year ended December 31, 1993 includes a pie chart in the section entitled "Sales Dollar Use".
This pie chart graphically depicts, by color coding, the following uses to which sales dollar revenues were directed in 1993 (by percent):

                   Wages, benefits                     34.2
                   Materials, services                 42.4
                   Depreciation/amortization            8.2
                   Interest                              .6
                   Taxes                                6.0
                   Dividends                            4.9
                   Reinvested                           3.7
                                                   __________
                                                      100.0

3) Part I, Item 1, Business. The left hand column of page 22 of the Annual Report to shareholders for the year ended December 31, 1993 sets forth two pie charts. The first pie chart graphically depicts, by color coding, the following sources of cash flow for the period 1991-1993, in the aggregate (stated in millions of dollars):

              Net Income                             847
              Depreciation and Other Operating
                   Sources, Net                      875
              Decrease in Cash and Equivalents       145
                                                 __________
                                                   1,867

    The second pie chart graphically depicts, by color coding, the following uses of cash flow for the period 1991-1993, in the aggregate (stated in millions of dollars):

              Additions to Property, Plant and
                 Equipment, and Other Investments     1,163
              Dividends                                 481
              Purchase of Treasury Stock                 82
              Reduction of Debt, Net                    141
                                                   ___________
                                                      1,867

4) Part I, Item 2, Properties. The bottom picture on page 7 of the Annual Report to shareholders for the year ended December 31, 1993 is approximately
2 1/2 inches-by-1 13/16 inches and shows a view of the new plant in Singapore from the front of the building at an angle, showing the front and a portion of the left side (as you face the building) of a newly-constructed 4-story, largely glass and concrete structure with an arched portico over the front entrance. The front face of the building is virtually entirely a bluish-tinted glass, with the front entrance and portico located slightly left of center. The caption for the picture reads: "BOTTOM - Our third plant in Singapore, which began operation in 1993, adds significant capacity for serving the entire rapidly growing Asia/Pacific region."

5) Part I, Item 2, Properties. The middle picture on page 9 of the Annual Report to shareholders for the year ended December 31, 1993 is approximately
1 3/4 inches square and shows three men in hard hats reviewing a blueprint they are holding while standing in the middle of a large, open interior of a structure that is under construction, with construction materials in the foreground and vehicles and other people in the background. The caption for the picture states: "MIDDLE - Plant management/team leader personnel planning layout of large (200,000 sq. ft.) automotive connector plant in Greensboro, N.C. Left to right: Automotive business unit director John Cranford, project manager Robert Marcus, and Chris Mitchell, building contractor."

6) Part I, Item 2, Properties. The bottom picture on page 9 of the Annual Report to shareholders for the year ended December 31, 1993, which is approximately 1 3/4 inches square, shows a female and a male examining both a clipboard that the male is holding and the industrial equipment in the foreground. The industrial equipment consists of a series of large cylinders, approximately 2 feet in diameter and 4 feet long, that rotate while partly submerged in a liquid. The caption for the picture reads: "BOTTOM - Carol Ritter, divisional Vice President - Environmental Programs (left), reviewing with project manager Robert Maier a new CFC-free cleaning system at our Rapho Park facility, Manheim, PA. We continue to move closer to our goal of zero discharge."

7) Part I, Item 2, Properties. The two pictures found on the back cover of the Annual Report to shareholders for the year ended December 31, 1993 consist of the following:

    1. The picture to the left is approximately 1 1/8 inches-by-13/16 inch and shows the new AMP S.A. Argentina C.I.Y.F. facility. The view is from the right front as you face the building. The building is a two-story brick and concrete structure. There is a concrete overhang that protects the entrance to the building, which is centered in the front. The concrete rises up from the overhang and extends above the top of the building, on which extension the name "AMP" appears. The windows alternate with concrete sections on the first floor, but on the second floor sets of three windows are offset by one concrete section. The building has a grass border in the front along a sidewalk that extends the length of the front of the building, and there is a fenced-in garden on one side of the entrance, between the sidewalk and the building. The caption below the picture reads: "New AMP Argentina facility".

    2. The second picture, which is the same size as the picture described above, shows a view of the new AMP Shanghai facility from the front of the building at an angle, showing the front and a portion of the left side (as you face the building). The left part of the building has two stories and is white with continuous brownish-tinted glass windows on both floors and a rounded corner. At an entrance where the 2-story portion of the building interfaces with the remaining 1-story portion, a rounded glass enclosure extends from above the entrance to the top of the second story. The 1-story portion of the building represents the majority of the frontage and has the same appearance as the first floor of the 2-story section. A second entrance is approximately in the middle of the 1-story section and has a portico that protects a driveway and is supported by a dark-colored arch that is about the same size and shape as the white portico itself. A driveway wraps around the building to the extent it is shown in the picture. The caption below the picture reads: "New AMP Shanghai facility".

8)  Part III, Item 10, Directors and Executive Officers of the
Registrant.  Page 2 of the Proxy Statement for the AMP Incorporated
1994 Annual Shareholders' Meeting includes a portrait photograph of Dexter F. Baker, a director and nominee for director. Page 3 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Jeffrey J. Burdge, William E. Dearden, Ralph D. DeNunzio, and Barbara Hackman Franklin. Page 4 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Joseph M. Hixon, III, William J. Hudson, Jr., James E. Marley, and Harold A. McInnes. Page 5 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: John C. Morley, Walter F. Raab, Benjamin
Savidge, and Paul G. Schloemer.

                                EXHIBIT INDEX
  Exhibit
  Number                        Description
  -------                      -------------

   3.(i)  - Articles of Incorporation of the Company

   3.(ii) - Bylaws of the Company (incorporated by reference to Exhibit
            3-b of the 10-K Report for the year ended December 31, 1991)

   4.A - Shareholder Rights Plan adopted by the Company's Board of
         Directors October 25, 1989 (incorporated by reference to
         Exhibit 4 of the 10-Q Report for the Quarter ended September
         30, 1989)

   4.B - Amendment Rights Agreement between the Company and Chemical
         Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4-b of the 10-K Report for the year ended December 31, 1992)

   4.C - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

  10.A - Directors' and Officers' Liability Insurance Policies issued by Federal Insurance Company, current policy period commencing September 1, 1993 (basic policy incorporated by reference to Exhibit 10-a of the 10-K Report for the year ended December 31, 1990)

  10.B - Executive Severance Agreements dated October 28, 1981,
         October 27, 1983, and January 24, 1990 between the Company and certain of the Company's Executive Officers (also see the section entitled "Termination of Employment and Change of Control Arrangements" on Page 23 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (The 1981 and 1983 Agreements are incorporated by reference to Exhibit 10-b of the 10-K Report for the year ended December 31, 1990)

  10.C - AMP Incorporated Bonus Plan (Stock Plus Cash) (also see footnote (1) on Pages 13-14 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-c of the 10-K Report for the year ended December 31, 1992)

  10.D - Supplemental Employee Retirement Plan (summarized on Page 16 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-d of the 10-K Report for the year ended December 31, 1991)

  10.E - Executive life insurance plan (incorporated by reference to Exhibit 10-e of the 10-K Report for the year ended December 31, 1990)

  10.F - Executive secular trust agreement (also see Page 16 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to
         Exhibit 10-f of the 10-K Report for the year ended December
         31, 1991)

  10.G - Retirement plan for outside directors (also see the section entitled "Retirement" on Pages 7-8 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-g of the 10-K Report for the year ended December 31, 1990)

  10.H - Consulting agreement between the Company and Mr. Walter F.
         Raab, Director and former Chairman of the Board and Chief Executive Officer, dated December 19, 1990 (incorporated by reference to Exhibit 10-h of the 10-K Report for the year ended December 31, 1992)

  10.I - Amendment to the consulting agreement between the Company and Mr. Walter F. Raab, dated December 21, 1992 (also see footnote (3) on Page 7 of the AMP 1994 Proxy Statement incorporated by reference under Item 13, Part III of this Report). (Incorporated by reference to Exhibit 10-i of the 10-K report for the year ended December 31, 1992)

  10.J - Consulting agreement between the Company and Mr. Harold A.
         McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (also see footnote
         (2) on Page 7 of the AMP 1994 Proxy Statement incorporated by reference under Item 13, Part III of this Report). (Incorporated by reference to Exhibit 10-j of the 10-K Report for the year ended December 31, 1992)

  10.K - Management Incentive Plan (also see column (d) of the Summary
         Compensation Table on Page 9 of the AMP 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-i of the 10-K Report for the year ended December 31, 1991)

  10.L - Director and officer indemnification agreements (incorporated by reference to Exhibit 10-j of the 10-K Report for the year ended December 31, 1991)

  10.M - AMP Incorporated 1993 Long-Term Equity Incentive Plan (also see footnote (1) on Page 12 of the 1994 Proxy Statement incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 4-a of Registration No. 33-65048 on Form S-8 as filed with the Securities and Exchange Commission on June 25, 1993)

  10.N - AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus
         Agreement (Incorporated by reference to Exhibit 10.B of the 10-Q Report for the Quarter ended September 30, 1993)

  10.O - AMP Incorporated Non-Qualified Stock Option Agreement
         (incorporated by reference to Exhibit 10.C of the 10-Q Report for the Quarter ended September 30, 1993)

  10.P - AMP Incorporated Incentive Stock Option Agreement
         (incorporated by reference to Exhibit 10.D of the 10-Q Report for the Quarter ended September 30, 1993)

  13   - Portions of the Annual Report to shareholders for the
         year ended December 31, 1993 that are specifically incorporated by reference into this Report

  21   - List of Subsidiaries

  23   - Consent of Independent Public Accountants