Form 10-Q
period 1994-03-31
AMP INC
filed 1994-05-13
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended     March 31, 1994

                                  OR

   [  ]  Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the transition period from _________ to _________

                   ********************************

                      Commission File No. 1-4235


                           AMP INCORPORATED
                      a Pennsylvania corporation
          (Exact name of registrant as specified in charter,
                      and state of incorporation)

                   ********************************

                 Employer Identification No. 23-0332575

                 Harrisburg, Pennsylvania  17105-3608
        (Address of principal executive offices of registrant)

                            (717) 564-0100
         (Registrant's telephone number, including area code)

                   ********************************

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES [X].     NO  [ ].

The number of shares of AMP Common Stock (without Par Value) outstanding at May 10, 1994 was 104,831,650.

                    AMP Incorporated & Subsidiaries

                    PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993, and the Consolidated Balance Sheets at March 31, 1994 and December 31, 1993, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                   CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Three Months
                                               Ended March 31,

                                            1994             1993
                                        -----------      -----------
Net Sales..........................     $   906,123      $   837,956
Cost of Sales......................         603,967          559,810
                                        -----------      -----------
    Gross income...................         302,156          278,146
Selling, General and
 Administrative Expenses...........         162,173          151,125
                                        -----------      -----------
    Income from operations.........         139,983          127,021
Interest Expense...................          (4,247)          (5,382)
Other Income (Deductions), net.....          (6,516)          (2,756)
                                        -----------      -----------
    Income before income taxes.....         129,220          118,883
Income Taxes.......................          49,670           46,360
                                        -----------      -----------
Net Income.........................     $    79,550      $    72,523
                                        ===========      ===========

Per Share - Net  income.............         $.76             $.69
            Cash dividends..........         $.42             $.40

Weighted average number of shares...    104,916,352      104,899,606
                                        ===========      ===========

                 AMP Incorporated & Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and Unaudited)

                                              (dollars in thousands)

                                               For the Three Months
                                                  Ended March 31,

                                                 1994          1993
                                               ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 257,678    $ 370,753

Operating Activities:
  Net income................................      79,550       72,523
  Noncash adjustments -
    Depreciation and amortization...........      67,900       69,810
    Changes in operating assets
     and liabilities........................     (57,739)     (62,400)
    Other, net..............................      (7,779)      (5,159)
                                               ---------    ---------
      Cash provided by operating
       activities...........................      81,932       74,774
                                               ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................     (88,104)     (61,894)
  Other, net................................       9,844      (17,061)
                                               ---------    ---------
      Cash used for investing
       activities...........................     (78,260)     (78,955)
                                               ---------    ---------
Financing Activities:
  Changes in short-term debt................     (33,473)     (55,367)
  Additions to long-term debt...............      37,974          604
  Reductions of long-term debt..............        (359)        (839)
  Purchases of treasury stock...............        --         (3,771)
  Dividends paid............................     (44,065)     (41,961)
                                               ---------    ---------
      Cash used for financing
       activities...........................     (39,923)    (101,334)
                                               ---------    ----------
Effect of Exchange Rate Changes
 on Cash....................................       4,239       (1,594)
                                               ---------    ----------
Cash and Cash Equivalents at March 31.......   $ 225,666    $ 263,644
                                               =========    ==========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $ (98,250)   $ (81,159)
  Inventories...............................      (7,140)      (6,976)
  Other current assets......................     (27,366)     (33,108)
  Payables, trade and other.................      35,226       15,817
  Accrued payrolls and benefits.............       9,735        4,124
  Other accrued liabilities.................      30,056       38,902
                                               ---------    ---------
                                               $ (57,739)   $ (62,400)
                                               =========    =========
Income tax payments.........................   $  30,679    $  24,954

Interest paid during the periods was approximately equal to amounts charged to expense.

                AMP Incorporated & Subsidiaries

                  CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                          (dollars in thousands)

                                        March 31,      December 31,
                                          1994             1993
                                       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   225,666     $   257,678
  Marketable securities..............      125,490         149,317
  Receivables........................      742,565         625,180
  Inventories---
    Finished goods and work in
      process........................      266,297         255,472
    Purchased and manufactured parts.      154,742         153,643
    Raw materials....................       52,618          50,187
                                       -----------     -----------
      Total inventories..............      473,657         459,302
  Other current assets...............      184,392         152,881
                                       -----------     -----------
      Total current assets...........    1,751,770       1,644,358
                                       -----------     -----------
Property, Plant and Equipment........    3,053,029       2,954,936
  Less - Accumulated depreciation....    1,774,647       1,709,811
                                       -----------     -----------
      Property, plant and equipment,
       net...........................    1,278,382       1,245,125
                                       -----------     -----------
Investments and Other Assets.........      267,325         228,436
                                       -----------     -----------
TOTAL ASSETS.........................  $ 3,297,477     $ 3,117,919
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   154,639     $   183,625
  Payables, trade and other..........      281,425         236,697
  Accrued liabilities................      375,483         332,041
                                       -----------     -----------
    Total current liabilities........      811,547         752,363
Long-Term Debt.......................      176,104         130,982
Other Liabilities and
  Deferred Credits...................      181,237         178,219
                                       -----------     -----------
    Total liabilities................    1,168,888       1,061,564
Shareholders' Equity.................    2,128,589       2,056,355
                                       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 3,297,477     $ 3,117,919
                                       ===========     ===========

                   AMP Incorporated & Subsidiaries

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (March 31, 1994, Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


 2.  DEBT AND EQUITY SECURITIES

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" (SFAS No. 115). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such gains and losses are charged or credited to a separate component of Shareholders' Equity. SFAS No. 115 was adopted prospectively, and had no impact on first quarter earnings.

     The following tables set forth the position of the Company's securities at March 31, 1994:

                                              (dollars in thousands)
                                       Included in Balance Sheet Caption:

                                       Cash        Marketable   Investments &
                                    Equivalents    Securities   Other Assets
                                    -----------    ----------   -------------
COST BY CATEGORY:
  U. S. Government Securities--
    Maturity less than 1 year........  $    --       $ 3,020      $   --
    Maturity 1-5 years...............       --        41,560          --

  State and Municipal Securities--
    Maturity less than 1 year........    35,550       25,973          --
    Maturity 1-5 years...............       --         5,544          --
  Commercial Paper...................     2,000        6,529          --
  Mutual and Money Market Funds......    62,518          --           --
  Repurchase Agreements..............    33,598          --           --
  Common Stock.......................       --           --        15,666
                                       --------      -------      -------
                                       $133,666      $82,626      $15,666
                                       ========      =======      =======

MARKET VALUE BY CATEGORY:
  U. S. Government Securities--
    Maturity less than 1 year........  $    --       $ 3,021      $   --
    Maturity 1-5 years...............       --        40,948          --
  State and Municipal Securities--
    Maturity less than 1 year........    35,550       25,967          --
    Maturity 1-5 years ..............       --         5,538          --
  Commercial Paper...................     2,000        6,515          --
  Mutual and Money Market Funds......    62,617          --           --
  Repurchase Agreements..............    33,598          --           --
  Common Stock.......................       --           --        38,277
                                       ________      _______      _______
                                       $133,765      $81,989      $38,277
                                       ========      =======      =======

     All securities held by the Company at March 31, 1994, and covered by SFAS No. 115, are considered to be "available for sale". Accordingly, differences between cost and market of $22,073,000 (less deferred taxes of $8,400,000) were credited to a separate component of Shareholders' Equity. Nearly all of these gains related to the Company's common stock holdings.

     In addition, the Company holds $82,050,000 of securities which are not covered by SFAS No. 115 as they do not have sales prices or bid-and-asked quotations on a securities exchange registered with the Securities and Exchange Commission. These securities are included in Balance Sheet captions "Cash Equivalents" and "Marketable Securities", but have been omitted from the tabular data above.

     Proceeds from sales of "available for sale" securities were approximately $63,000,000 during the quarter ended March 31, 1994. Gross gains and gross losses on such sales were not significant.


 3.  POSTEMPLOYMENT BENEFITS

     On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". SFAS No. 112 requires use of the accrual method for benefits such as salary continuation, severance pay and health care continuation provided during the period after employment and before normal retirement age. Adoption of SFAS No. 112 did not have a significant impact on first quarter 1994 net income as the most significant benefit provided by the Company (Workers'Compensation Insurance) had been previously accounted for using the accrual method.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1994

Sales -- Record $906 million, up 8% from $838 million in first quarter 1993, up 4% from $872 million in fourth quarter 1993

Earnings -- 76 cents per share, up 10% from 69 cents in first quarter 1993 and 12% from 68 cents in fourth quarter 1993

Bookings -- Record $985 million, up 13% from $874 million in first quarter 1993 and up 18% from $838 million in fourth quarter 1993

Order Backlog -- Up $79 million to record $572 million compared to $493 million at year-end 1993 and $542 million a year ago

Employment -- Up 300 during quarter to 27,200

Capital Expenditures -- $88 million in first quarter, $350-375 million expected for entire year

SALES AND EARNINGS

First quarter results were a little better than expected. While sales were close to expectations, bookings were quite strong, operating margins improved over the prior and year-earlier quarters, and we are anticipating a slightly lower effective tax rate this year. The record sales of $906 million reflect good growth in the U.S. and good international growth in local currencies over the prior year. U.S. sales, 46% of total worldwide sales, were up 11%, with sales growth in all market categories. Strongest growth was in automotive and networking/premises wiring. International sales were up 7% in local currencies and 6% in U.S. dollars. Exchange rate changes did not have a significant overall effect on sales from fourth quarter to first quarter or year-to-year. European sales were up 8% year-to-year in local currencies and 2% in U.S. dollars, with strongest growth in the computer/office equipment and transportation markets. Asia/Pacific sales were up 1% in local currencies and 10% in U.S. dollars. Strongest markets were communications and consumer goods. In the Americas (Canada and Latin America) sales were up 21%.

Earnings of 76 cents per share are the third highest in our history -- approaching the 78 cents and 79 cents reached in the second and fourth quarters of 1988. Productivity improvements and cost reductions continue to largely offset the price erosion we are experiencing in many of our markets.

OUTLOOK

The outlook continues to improve. The strong increase in the order backlog during the first quarter bodes well for continued sales growth. Typically during a period of rising demand, assuming significant capacity constraints do not arise, the order level in the first quarter ($985 million) is an indication of the second quarter sales level. With the economic outlook brightening in Europe and prospects for economic recovery in Japan beginning to improve, we think our sales growth can continue in the second half and in 1995.

Better sales growth should lead to some improvement in profit margins. Our Plan For Excellence continuous improvement program is yielding steady progress in performance on quality, delivery, service, and technology support. Thus incremental operating margins have the potential for improvement with volume increases in Europe and Japan as we get back to more normal growth rates there. Assuming present trends continue and exchange rates are steady, prospects look good for sales and earnings to set new highs in the second quarter and for the entire year -- exceeding the $2.83 per share in 1993 and the record $2.96 per share in 1988.

We believe we are entering a period where we will see the payoff from the many actions we have taken in recent years to gain market share in our core connector business, diversify into related components and assemblies, expand into new geographic markets, and integrate our activities regionally and globally. Total spending for research, development, and engineering has been maintained at a high level ($406 million -- nearly 12% of 1993 sales) and has increased each of the last ten years. Capital spending has also been maintained at a high level as we modernize existing facilities to improve quality and productivity, and start up new plants to produce new products and serve new markets. With over $350 million expected this year, capital expenditures could approach $1.7 billion in the first half of the 1990s. During this period we will have formed over a dozen new subsidiaries and added well over a million square feet of floor space. AMP has a very strong balance sheet, good cash flow, a manufacturing/engineering/ marketing base of 175 facilities in 36 countries, and a formidable technical position. We have the resources to pursue what we believe is a very well defined two-fold strategy of increasing our leadership position in a good growth industry (connectors), while adding tens of billions of dollars of new market potential by diversifying into such closely related areas as cables, printed circuit boards, cable and panel assemblies, electro-optic devices, networking/premises wiring units and assemblies, and sensors. Our basic goal is to steadily build long term value for shareholders -- to achieve a superior total return in the coming years.


ORGANIZATIONAL CHANGE

Herbert M. Cole was elected corporate vice president-Operations Planning, Asia/Pacific. Age 57, he has been with AMP for 28 years -- the last ten as a divisional vice president.

EXPANSION

Last year we added 600,000 square feet of floor space as we completed facilities in Argentina, China, and Singapore. During first quarter 1994 we started up a new plant in Hungary. In the coming months new plants will begin operation in North Carolina, Texas, and South Korea. Within the next year or so new facilities should come on stream in the Harrisburg area, North Carolina, China, India, and Japan.

ACQUISITIONS/ALLIANCES

Last year we acquired or took a minority equity position in nearly a dozen small companies to speed our entry into new technologies and markets. This activity continues in 1994. Recently our Carroll Touch subsidiary, the leader in scanning infrared touch screen data entry units, announced the acquisition of guided wave touch screen technology from Exzec, Inc., Evanston, IL, and the acquisition of Emerald Computers, Inc., Portland, OR. With these acquisitions Carroll Touch now has the technological alternatives necessary to fully address the needs of the touch screen marketplace, and broaden its role significantly by providing not only the touch screens, but also complete customized systems providing human/machine interface solutions.

DIVIDEND ACTION

On Tuesday, April 26, 1994, the Board of Directors declared a regular quarterly dividend of 42 cents per share payable June 1, 1994 to shareholders of record May 9, 1994. The current rate indicates an annual dividend of $1.68 per share for 1994 compared to $1.60 in 1993, $1.52 in 1992, and $1.44 in 1991 -- the 41st consecutive annual increase.



                      PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Annual Meeting of Shareholders of AMP Incorporated was held on Wednesday, April 27, 1994 beginning at 10:30 a.m., local time, at the Sheraton Inn Harrisburg in Harrisburg, Pennsylvania. As of the record date (March 11,
1994) for the Annual Meeting, 104,926,021 shares of Common Stock were outstanding and entitled to vote. 87,285,756 shares, representing over 83% of the outstanding Common Stock eligible to vote, were represented at the Annual Meeting either in person or by proxy.

    * All of the directors of the Company, thirteen in number, were elected at the Annual Meeting, each by an affirmative vote of at least 99% of the votes cast. The results of the vote tabulation for each director are as follows:

          Director                  Votes For     Votes Withheld
          --------                  ---------     --------------

          Dexter F. Baker           86,908,562        377,194
          Jeffrey J. Burdge         86,898,383        387,373
          William E. Dearden        86,854,324        431,432
          Ralph D. DeNunzio         86,803,191        482,565
          Barbara H. Franklin       86,903,842        381,914
          Joseph M. Hixon III       86,913,817        371,939
          William J. Hudson, Jr.    86,919,911        365,845
          James E. Marley           86,917,787        367,969
          Harold A. McInnes         86,617,583        668,173
          John C. Morley            86,900,502        385,254
          Walter F. Raab            86,587,059        698,697
          Benjamin Savidge          86,903,097        382,659
          Paul G. Schloemer         86,893,724        392,032

    *  The proposal for shareholder approval of the Company's Stock Option
       Plan for Outside Directors, under which the Company will automatically grant 1000 options in the Company's Common Stock to each outside director (that is, a director who is not a current or former employee of the Company) of the Company in each year that said participant serves as an active director during the 10-year period ending October 27, 2003, was passed by an affirmative vote of nearly 93% of the shares of Common Stock entitled to vote and either present in person or represented by proxy. On this matter, which was deemed a routine proposal under the rules of the New York Stock Exchange, 81,028,702 votes were for the proposal, 5,775,371 votes were against, and 481,683 votes abstained. Abstentions are counted in determining the total number of shares present in person or represented by proxy and entitled to vote.

    * The shareholder proposal submitted by The Dominican Sisters of Adrian, Michigan and seeking action by the Company's Board of Directors to
       i) publicly commit to a policy of greater diversity in senior management and Board positions; ii) develop a plan to effect such diversity and periodically report on progress in the implementation of the plan; and iii) establish a Nominating Committee to further the first two objectives, did not pass, receiving only 7,422,852 votes, or approximately 10%, of the votes cast. On this matter, which was deemed non-routine under the rules of the New York Stock Exchange, 68,361,018 votes were against the proposal, 5,772,612 votes abstained, and 5,729,273 votes were broker non-votes. Abstentions and broker non-votes are not counted as votes cast.

    * The shareholder proposal submitted by the Benedictine Sisters, of San Antonio, Texas, and seeking a report by the Company on or before September, 1994 that sets forth prescribed information on equal employment opportunity and affirmative action with regard to the Company's employment of women and minorities and the Company's use of minority- and female-owned suppliers, also did not pass, receiving only 7,271,316 votes, or approximately 10%, of the votes cast. On this matter, which was deemed non-routine under the rules of the New York Stock Exchange, 68,135,322 votes were against the proposal, 6,149,444 votes abstained, and 5,729,673 votes were broker non-votes. Abstentions and broker non-votes are not counted as votes cast.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

              None.

     (B)  Reports on Form 8-K --

              There were no reports on Form 8-K filed for the three months ended March 31, 1994.

                        SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1994                AMP INCORPORATED
                                   (Registrant)


                                   By: /s/  B. Savidge
                                   __________________________________
                                     B. Savidge
                                     Executive Vice President,
                                     Chief Financial Officer

                                   By: /s/  David C. Cornelius
                                   __________________________________
                                     David C. Cornelius
                                     Controller