Form 10-Q
period 1994-06-30
AMP INC
filed 1994-08-12
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended     June 30, 1994

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

The number of shares of AMP Common Stock (without Par Value) outstanding at August 10, 1994 was 104,835,185.

                    AMP Incorporated & Subsidiaries

                    PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the six months ended June 30, 1994 and 1993, the Consolidated Statements of Cash Flows for the six months ended June 30, 1994 and 1993, and the Consolidated Balance Sheets at June 30, 1994 and December 31, 1993, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                   CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Three Months
                                               Ended June 30,

                                            1994             1993
                                        -----------      -----------
Net Sales..........................     $ 1,003,985      $   882,737
Cost of Sales......................         659,503          585,907
                                        -----------      -----------
    Gross income...................         344,482          296,830
Selling, General and
 Administrative Expenses...........         177,187          160,395
                                        -----------      -----------
    Income from operations.........         167,295          136,435
Interest Expense...................          (4,986)          (5,202)
Other Income (Deductions), net.....          (7,725)          (5,905)
                                        -----------      -----------
    Income before income taxes.....         154,584          125,328
Income Taxes.......................          58,760           49,590
                                        -----------      -----------
Net Income.........................     $    95,824      $    75,738
                                        ===========      ===========

Per Share - Net  income.............         $.91             $.72
            Cash dividends..........         $.42             $.40

Weighted average number of shares...    104,857,158      104,891,889
                                        ===========      ===========


                   CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Six Months
                                               Ended June 30,

                                            1994             1993
                                        -----------      -----------
Net Sales..........................     $ 1,910,108      $ 1,720,693
Cost of Sales......................       1,263,470        1,145,717
                                        -----------      -----------
    Gross income...................         646,638          574,976
Selling, General and
 Administrative Expenses...........         339,360          311,520
                                        -----------      -----------
    Income from operations.........         307,278          263,456
Interest Expense...................          (9,233)         (10,584)
Other Income (Deductions), net.....         (14,241)          (8,661)
                                        -----------      -----------
    Income before income taxes.....         283,804          244,211
Income Taxes.......................         108,430           95,950
                                        -----------      -----------
Net Income.........................     $   175,374      $   148,261
                                        ===========      ===========

Per Share - Net  income.............        $1.67            $1.41
            Cash dividends..........        $ .84            $ .80

Weighted average number of shares...    104,881,145      104,896,690
                                        ===========      ===========

                 AMP Incorporated & Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and Unaudited)

                                              (dollars in thousands)

                                               For the Six Months
                                                  Ended June 30,

                                                 1994          1993
                                               ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 257,678    $ 370,753

Operating Activities:
  Net income................................     175,374      148,261
  Noncash adjustments -
    Depreciation and amortization...........     138,601      146,296
    Changes in operating assets
     and liabilities........................     (56,397)    (120,341)
    Other, net..............................      12,894        7,583
                                               ---------    ---------
      Cash provided by operating
       activities...........................     270,472      181,799
                                               ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (189,965)    (136,313)
  Other, net................................      (8,375)     (18,438)
                                               ---------    ---------
      Cash used for investing
       activities...........................    (198,340)    (154,751)
                                               ---------    ---------
Financing Activities:
  Changes in short-term debt................     (68,550)    (136,829)
  Additions to long-term debt...............      61,950       75,387
  Reductions of long-term debt..............      (3,738)      (4,256)
  Purchases of treasury stock...............      (5,914)      (3,771)
  Dividends paid............................     (88,095)     (83,919)
                                               ---------    ---------
      Cash used for financing
       activities...........................    (104,347)    (153,388)
                                               ---------    ----------
Effect of Exchange Rate Changes
 on Cash....................................       5,141       (8,248)
                                               ---------    ----------
Cash and Cash Equivalents at June 30........   $ 230,604    $ 236,165
                                               =========    ==========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $(124,153)   $(125,296)
  Inventories...............................     (27,656)     (23,435)
  Other current assets......................     (11,343)     (23,884)
  Payables, trade and other.................      37,116       14,807
  Accrued payrolls and benefits.............      29,716       18,137
  Other accrued liabilities.................      39,923       19,330
                                               ---------    ---------
                                               $ (56,397)   $(120,341)
                                               =========    =========
Income tax payments.........................   $  83,892    $  93,278

Interest paid during the periods was approximately equal to amounts charged to expense.

                AMP Incorporated & Subsidiaries

                  CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                          (dollars in thousands)

                                         June 30,      December 31,
                                          1994             1993
                                       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   230,604     $   257,678
  Marketable securities..............      120,817         149,317
  Receivables........................      804,184         625,180
  Inventories---
    Finished goods and work in
      process........................      275,094         255,472
    Purchased and manufactured parts.      164,533         153,643
    Raw materials....................       60,364          50,187
                                       -----------     -----------
      Total inventories..............      499,991         459,302
  Other current assets...............      172,439         152,881
                                       -----------     -----------
      Total current assets...........    1,828,035       1,644,358
                                       -----------     -----------
Property, Plant and Equipment........    3,162,843       2,954,936
  Less - Accumulated depreciation....    1,842,725       1,709,811
                                       -----------     -----------
      Property, plant and equipment,
       net...........................    1,320,118       1,245,125
                                       -----------     -----------
Investments and Other Assets.........      276,846         228,436
                                       -----------     -----------
TOTAL ASSETS.........................  $ 3,424,999     $ 3,117,919
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   121,317     $   183,625
  Payables, trade and other..........      312,767         236,697
  Accrued liabilities................      408,308         332,041
                                       -----------     -----------
    Total current liabilities........      842,392         752,363
Long-Term Debt.......................      196,771         130,982
Other Liabilities and
  Deferred Credits...................      197,405         178,219
                                       -----------     -----------
    Total liabilities................    1,236,568       1,061,564
Shareholders' Equity.................    2,188,431       2,056,355
                                       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 3,424,999     $ 3,117,919
                                       ===========     ===========

                   AMP Incorporated & Subsidiaries

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (June 30, 1994, Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1994.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter and First Half 1994 Set New Highs in Orders, Sales, and Earnings

SECOND QUARTER 1994

Sales -- $1.004 billion, up 14% from $883 million in second quarter 1993, up 11% from $906 million in the first quarter of 1994

Earnings Per Share -- 91 cents/share, up 26% from 72 cents in the year-earlier quarter and 20% from 76 cents in first quarter 1994

Order Backlog -- Up $53 million during quarter to $625 million compared to $493 million at year-end 1993 and $559 million a year ago

Employment -- Up 1,000 during quarter to record 28,200

SIX MONTHS

Sales -- $1.91 billion, up 11% from $1.72 billion in first half 1993

Earnings per Share -- $1.67/share, up 18% from $1.41 in first half 1993

Capital Expenditures -- Record $190 million in first half; $375-400 million expected for entire year

- -----------------------------------------------------------------------------

As with the first quarter, second quarter results were a little better than earlier expected. For the second quarter and first half, sales, margins, and profits increased in all regions over the year-earlier periods. We passed a historic one billion dollar milestone, with second quarter sales reaching $1.004 billion, up 14% over $883 million in the year-earlier quarter and up 11% over $906 million in the first quarter. An earlier sales milestone was reached in 1979 when ANNUAL sales set a new high of $1.013 billion.

The new highs reflect the broadening economic recovery, the leverage in our basic terminal and connector business, the introduction of many new products, increased market share, and continued diversification into related product areas and relatively new geographic markets. We are now reaping the benefits of our extensive efforts in recent years to reduce costs, improve productivity and service, continue the steady flow of new products, diversify into value-added assemblies and related components, and expand into newly emerging geographic markets on a timely basis.

Compared to the year-earlier period, second quarter sales were up 12% in the U.S., and up 16% in both local currencies and in U.S. dollars internationally. The weakening of the U.S. dollar from the first quarter to the second quarter increased second quarter sales by $17 million. If currency rates were to remain constant during the rest of 1994, the effect on international sales would be positive when compared to the year-earlier period and to the first half of this year.

First half sales in the U.S. were up 11% -- with growth strongest in the automotive and communications markets. International sales were up 11% in both local currencies and U.S. dollars. European sales were up 12% in local currencies and 6% in U.S. dollars. Strongest markets were automotive and industrial/commercial electronics. Asia/Pacific sales were up 6% in local currencies and 14% in U.S. dollars. While Japanese sales were down very slightly for the entire six months, good growth was achieved in the second quarter over both the year-earlier and prior quarters. Strong, broad-based growth continued in the rest of the region. In the Americas (Canada and Latin America) sales were up 30%.

The record second quarter earnings of 91 cents/share reflect the effects of both good sales gains and improved margins over the year-earlier
(72 cents/share) and prior quarter (76 cents/share).

OUTLOOK

The outlook continues to improve. Because of the usual summer seasonal effects, sales and earnings will probably be slightly lower in the third quarter, and then could set new highs in the fourth quarter. AMP is fully participating in the broadening economic recovery in North America, Latin America, Europe, and Asia/Pacific. Economic recovery is underway in Europe and is just beginning in Japan. We expect our sales to grow this year in local currency terms between 10-15% in the U.S. (up 10% in 1993); about 10% in Europe (up 1% in 1993);
5-10% in the Asia/Pacific region (up 2% in 1993); and about 20% in the Americas (up 15% in 1993). Unless there is a significant change in economic conditions or currency rates, second half sales and earnings should be better than the record first half results.

We are optimistic about growth prospects for the next few years. We believe we are entering a period of sustainable, low-inflation economic growth in most of the industrialized world, and continued rapid growth in world trade. The electrical/electronic markets we serve should continue to grow two to three times the Gross Domestic Product growth rate in most countries. Connectors and interconnection assemblies will play an increasingly critical role in the performance of electrical and electronic systems. We believe our goals are realistic; our strategies sound. Our growth goal is to increase sales better than 1 1/2 times the 6-9% annual rate expected for the connector industry under favorable economic conditions. Our profitability goals, given a reasonably good business environment, are 18-20% pretax margins and 20% return on shareholders' equity.

Our strategies include maintaining our leadership in connectors; increasing the proportion of our business in total interconnection systems, value-added assemblies, and related electrical/electronic components; making more acquisitions and strategic alliances; and aggressively expanding into new geographic markets.

ORGANIZATIONAL CHANGE

New Financial Officer Added

Robert M. Ripp, former Corporate Vice President and Treasurer of IBM, was elected Corporate Vice President-Finance. Mr. Ripp, age 53, held various operating and financial management positions during his 29 years with IBM. He will report to Benjamin Savidge, Executive Vice President and Chief Financial Officer.

EXPANSION

We continue to expand our facilities. In the U.S., construction has started on a new 180,000 sq. ft. engineering building in the Harrisburg, PA area; operations have begun in a 200,000 sq. ft. manufacturing plant in Greensboro, NC, to serve the U.S. automotive market, where we are experiencing rapid growth, and in a new panel assembly plant in Austin, TX; and facilities are being added in North Carolina for greater production capacity in cable and cable assemblies. Internationally, construction of a second plant in Korea is nearing completion and plans are progressing for additional plants in China and India and additional space in Japan. The immediate need for additional floor space is being moderated by closer regional management of the deployment of manufacturing resources, and by continuing progress toward maximization of multi-shift operations in many of our facilities where required and feasible. Over two-thirds of the record $375-400 million capital expenditures we expect this year will be for machinery, equipment, and systems to not only add capacity on many existing products, but also to tool up new products and improve quality, productivity, and delivery.

ACQUISITIONS/ALLIANCES

We continue to make acquisitions and alliances to speed our entry into new product and market areas and leverage our resources. In the past year we have made over a dozen acquisitions and minority equity interest investments. During the second quarter we announced four more minority equity position investments.

ADFlex Solutions Inc. (Chandler, AZ), formerly part of Rogers Corp, is the leading U.S. provider of flexible circuits and flex-based assemblies. Sales are over $60 million; employment is 1900.

Smartflex Systems, Inc. (Tustin, CA) is a leading supplier of intelligent electronic subsystems for OEMs, emphasizing surface mount technology and flexible circuit substrates--particularly for the hard disk and portable computer markets--and has pioneered the Chip-on-Flex technology. Sales exceed $70 million; employment is over 600.

Intellon Corporation (Ocala, FL; 30 employees) is a leader in home automation control systems. Its Spread Spectrum Carrier technology implements the Electronic Industry Association's CEBus (Consumer Electronics Bus) technology standards on power line and radio frequency products.

Powerflor, Inc. (Charlotte, NC; 20 employees) provides an innovative, low-profile, raised-floor cable management system that integrates modular carpeted floor panels with power and communications cabling and outlets for a total floor wiring system.

AMP JOINS RECYCLING PARTNERSHIP

AMP is a charter member of "Waste Wi$e," a voluntary partnership of 280 U.S. firms with the EPA aimed at reduction in the generation of solid waste, collection of recyclables, and buying of recycled goods. In 1993, AMP's U.S. operations recycled 3,500 tons of paper, cardboard, pallets, and skids.

DIVIDEND ACTION

On July 27, 1994 the Board of Directors declared a regular quarterly dividend of 42 cents/share payable September 1, 1994 to shareholders of record August 8, 1994. The current rate indicates an annual dividend of $1.68/share for 1994 compared to $1.60 in 1993, $1.52 in 1992, and $1.44 in 1991 -- the 41st
consecutive annual increase.


                      PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

              None.

     (B)  Reports on Form 8-K --

              There were no reports on Form 8-K filed for the three months ended June 30, 1994.

                        SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1994             AMP INCORPORATED
                                   (Registrant)


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