Form 10-Q
period 1994-09-30
AMP INC
filed 1994-11-14
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q


 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended     September 30, 1994

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

The number of shares of AMP Common Stock (without Par Value) outstanding at November 7, 1994 was 104,885,682.




                                      Includes an Exhibit Index.

                    AMP Incorporated & Subsidiaries

                    PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the nine months ended September 30, 1994 and 1993, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 and 1993, and the Consolidated Balance Sheets at September 30, 1994 and December 31, 1993, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                   CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Three Months
                                              Ended September 30,

                                            1994             1993
                                        -----------      -----------
Net Sales..........................     $ 1,019,963      $   857,439
Cost of Sales......................         672,900          570,803
                                        -----------      -----------
    Gross income...................         347,063          286,636
Selling, General and
 Administrative Expenses...........         186,977          149,056
                                        -----------      -----------
    Income from operations.........         160,086          137,580
Interest Expense...................          (4,893)          (4,408)
Other Income (Deductions), net.....          (6,087)          (5,030)
                                        -----------      -----------
    Income before income taxes.....         149,106          128,142
Income Taxes.......................          55,940           50,740
                                        -----------      -----------
Net Income.........................     $    93,166      $    77,402
                                        ===========      ===========

Per Share - Net  income.............         $.89             $.74
            Cash dividends..........         $.42             $.40

Weighted average number of shares...    104,840,445      104,893,544
                                        ===========      ===========


                   CONSOLIDATED STATEMENTS OF INCOME

                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Nine Months
                                             Ended September 30,

                                            1994             1993
                                        -----------      -----------
Net Sales..........................     $ 2,930,071      $ 2,578,132
Cost of Sales......................       1,936,370        1,716,520
                                        -----------      -----------
    Gross income...................         993,701          861,612
Selling, General and
 Administrative Expenses...........         526,337          460,576
                                        -----------      -----------
    Income from operations.........         467,364          401,036
Interest Expense...................         (14,126)         (14,992)
Other Income (Deductions), net.....         (20,328)         (13,691)
                                        -----------      -----------
    Income before income taxes.....         432,910          372,353
Income Taxes.......................         164,370          146,690
                                        -----------      -----------
Net Income.........................     $   268,540      $   225,663
                                        ===========      ===========

Per Share - Net  income.............        $2.56            $2.15
            Cash dividends..........        $1.26            $1.20

Weighted average number of shares...    104,869,769      104,895,816
                                        ===========      ===========

                 AMP Incorporated & Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and Unaudited)

                                              (dollars in thousands)

                                               For the Nine Months
                                               Ended September 30,

                                                 1994          1993
                                               ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 257,678    $ 370,753

Operating Activities:
  Net income................................     268,540      225,663
  Noncash adjustments -
    Depreciation and amortization...........     210,502      211,402
    Changes in operating assets
     and liabilities........................     (65,711)    (132,494)
    Other, net..............................      17,627       13,947
                                               ---------    ---------
      Cash provided by operating
       activities...........................     430,958      318,518
                                               ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (300,176)    (220,356)
  Other, net................................     (37,287)     (63,158)
                                               ---------    ---------
      Cash used for investing
       activities...........................    (337,463)    (283,514)
                                               ---------    ---------
Financing Activities:
  Changes in short-term debt................     (64,971)    (171,620)
  Additions to long-term debt...............      62,170      101,081
  Reductions of long-term debt..............      (8,640)      (9,074)
  Purchases of treasury stock...............      (5,914)      (3,771)
  Dividends paid............................    (132,125)    (125,875)
                                               ---------    ---------
      Cash used for financing
       activities...........................    (149,480)    (209,259)
                                               ---------    ----------
Effect of Exchange Rate Changes
 on Cash....................................       8,108       (6,638)
                                               ---------    ----------
Cash and Cash Equivalents at September 30...   $ 209,801    $ 189,860
                                               =========    ==========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $(117,455)   $(110,957)
  Inventories...............................     (70,879)     (47,136)
  Other current assets......................       2,105      (22,631)
  Payables, trade and other.................      40,099       21,416
  Accrued payrolls and benefits.............      33,865       23,494
  Other accrued liabilities.................      46,554        3,320
                                               ---------    ---------
                                               $ (65,711)   $(132,494)
                                               =========    =========
Income tax payments.........................   $ 147,837    $ 157,311

Interest paid during the periods was approximately equal to amounts charged to expense.

                AMP Incorporated & Subsidiaries

                  CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                          (dollars in thousands)

                                       September 30,   December 31,
                                           1994            1993
                                       -------------   ------------
ASSETS                                  (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   209,801     $   257,678
  Marketable securities..............      126,576         149,317
  Receivables........................      832,711         625,180
  Inventories---
    Finished goods and work in
      process........................      317,517         255,472
    Purchased and manufactured parts.      173,765         153,643
    Raw materials....................       61,850          50,187
                                       -----------     -----------
      Total inventories..............      553,132         459,302
  Other current assets...............      169,854         152,881
                                       -----------     -----------
      Total current assets...........    1,892,074       1,644,358
                                       -----------     -----------
Property, Plant and Equipment........    3,311,141       2,954,936
  Less - Accumulated depreciation....    1,929,559       1,709,811
                                       -----------     -----------
      Property, plant and equipment,
       net...........................    1,381,582       1,245,125
                                       -----------     -----------
Investments and Other Assets.........      310,504         228,436
                                       -----------     -----------
TOTAL ASSETS.........................  $ 3,584,160     $ 3,117,919
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   128,804     $   183,625
  Payables, trade and other..........      340,237         236,697
  Accrued liabilities................      423,644         332,041
                                       -----------     -----------
    Total current liabilities........      892,685         752,363
Long-Term Debt.......................      201,155         130,982
Other Liabilities and
  Deferred Credits...................      225,334         178,219
                                       -----------     -----------
    Total liabilities................    1,319,174       1,061,564
Shareholders' Equity.................    2,264,986       2,056,355
                                       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 3,584,160     $ 3,117,919
                                       ===========     ===========

                   AMP Incorporated & Subsidiaries

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (September 30, 1994, Unaudited)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1994

Sales -- Record $1.020 billion, up 19% from year-earlier $857 million, up slightly from $1.004 billion in second quarter

Earnings Per Share -- 89 cents/share, up 20% from year-earlier 74 cents/share and just below record 91 cents in second quarter

Order Backlog -- Up $10 million during quarter to record $635 million compared to $493 million at year-end 1993 and $528 million one year ago

Employment -- Up 800 during quarter to 29,000

NINE MONTHS

Sales -- Record $2.93 billion, up 14% from $2.58 billion in year-earlier period

Earnings per Share -- Record $2.56/share, up 19% from $2.15/share in year-earlier period

Capital Expenditures -- Record $300 million; $400-425 million expected for full year, up from $330 million in 1993

- -----------------------------------------------------------------------------

1994 results continue to come in better than we had earlier expected, but closely in line with current analyst consensus estimates. Third quarter sales set a new high of $1.020 billion -- up 19% from $857 million in the third quarter of 1993, slightly above the prior high of $1.004 billion in the second quarter, and well above the $906 million in the first quarter of this year. Usually third quarter sales are down modestly because of seasonal summer softness. But that effect was offset this year by the further weakening of the U.S. dollar during the third quarter, which added $26 million to sales, and by the broadening economic recovery in the Western Hemisphere, Europe, and Japan. This permitted earnings to continue at the near-record level of 89 cents/share -- very close to the record 91 cents set in the second quarter this year and up 20% from 74 cents in the third quarter of 1993.

Nine months sales and earnings set new highs of $2.93 billion and $2.56/share
- -- up 14% and 19% respectively from $2.58 billion and $2.15/share in the year-earlier period. Changes in exchange rates from the prior year had no significant overall effect on nine months 1994 sales. Currency rates remaining constant at current levels during the rest of the fourth quarter would have a modest positive effect versus both the year-earlier and prior quarters.

The good growth in sales this year reflects the broadening economic recovery throughout the world. For the first nine months, U.S. sales were up 13%; Europe up 14% in local currencies and 13% in U.S. dollars; Asia/Pacific up 8% in local currencies and 15% in U.S. dollars; and Western Hemisphere outside the U.S. up 24% in U.S. dollars. Sales growth is broad based, with gains in virtually every market category in each region. In the U.S. our strongest sales growth is in the automotive market. In Europe nearly every country is showing growth over the prior year and our largest market, automotive, continues to lead the widening economic recovery there. In the Asia/Pacific region our largest company, AMP Japan, has recently resumed sales growth as the Japanese economic recovery gets underway. Sales growth throughout the rest of the region continues at a very strong pace -- reflecting the high rate of economic growth in many of those countries.

This good sales growth in each region, combined with continued productivity improvement and cost reduction, has enabled us to improve profit margins over the prior year.

OUTLOOK

The outlook continues to improve. We expect new highs in sales and earnings in the fourth quarter and continued good growth next year. Our planning scenario assumes that we are in a period of broadening recovery which will lead to modest sustainable economic growth in many countries for several years. In this favorable economic climate, the electrical/electronic markets we serve should continue to expand at two to three times Gross Domestic Product growth rates. As the leader in the connector industry (20% share in a $20 billion market), we have an increasingly broad participation in that market growth. In addition, through our diversification program we are now addressing other fast growing related markets totaling $40-60 billion. We continue to emphasize a broadening of our role in the rapidly developing information superhighway and offering a wider range of products to meet the strong demand arising in many countries as they build or modernize their basic infrastructure in such sectors as power, communications, transportation, and housing.

ORGANIZATIONAL CHANGES

In September we announced the election of Dennis Horowitz to the newly created position of corporate vice president-Americas (all Western Hemisphere terminal/ connector operations). He joins AMP from North American Philips where he was president and CEO of Philips Technologies. Dan Wilkie was appointed to the newly created position of divisional vice president--Components and Subsystems Group, reporting to Jay Hassan, corporate vice president, Global Interconnection Systems Businesses. He held CEO and vice president positions at several electronic equipment manufacturers, most recently at Conner Peripherals. Dean Hooper, formerly head of AMP's Utility, Networking & Communications Products Group, with AMP 17 years, has been appointed to the newly created position of divisional vice president--U.S. Sales and Marketing.

Jack Leung, general manager and area director--Asia/Pacific Central, has been appointed a divisional vice president. He has been with AMP 11 years. Robert Ripp, former IBM treasurer who was elected AMP's corporate vice president-- Finance in July, has been elected corporate vice president--Chief Financial Officer effective January 1, 1995. He succeeds Benjamin Savidge who is retiring as an officer and director at age 65 at year-end after 35 years of service.

Takeo Shiina, chairman of IBM Japan, Ltd., was elected an AMP director effective January 1, 1995. He adds a new dimension to the AMP board because of his lengthy electronics industry experience, as well as international expertise and prestige. He has mechanical engineering degrees from Keio and Bucknell Universities and 41 years service with IBM Japan. He received the Blue Ribbon Medal Award from the Japanese government because of his outstanding leadership contributions to government, industry, and educational organizations.

EXPANSION

Expansion continues throughout the world as we add new capabilities and enter new markets. In the U.S. earlier this year we started up new facilities for production of automotive connectors, panel assemblies, cable and cable assemblies. A 180,000 sq. ft. engineering building is under construction in the Harrisburg area. To support our growth in the consumer goods market, we will be building a large manufacturing plant in Lickdale, PA, northeast of Harrisburg, and consolidating operations from nearby smaller plants in Tower City and Williamstown into the new facility. We recently held dedication ceremonies at our Hungarian plant, our first Eastern European facility, which began operation early this year. A new facility near Dublin, Ireland, will begin production of connector panel assemblies for the European market next spring. In the Asia/Pacific region we started production at our second facility in South Korea, primarily to serve a rapidly growing automotive market; began operations in Bangalore, India (our second plant in India); and are progressing on plans for a second plant in China.

Reflecting our growing optimism, capital spending estimates for 1994 have risen from $350-375 million early this year to $400-425 million -- up significantly from $330 million last year. The majority of this spending is for equipment that broadens and improves our capabilities, and includes much production tooling for the many new products we are introducing. Similarly, we continue to carefully increase employment as we add new facilities, create and expand business units, diversify into new technologies and markets, and make acquisitions. Employment is up 2,100 to 29,000 so far this year after rising 1,700 last year. Both capital spending and employment are expected to continue rising in 1995.

ALLIANCES/ACQUISITIONS

As announced in September, AMP made a minority equity investment in Ocean Power Technologies, Inc. (Princeton, NJ) -- a small company concentrating on electric power generation systems using ocean waves to actuate piezoelectric polymer film and thus directly generate electricity. The piezoelectric polymers will be supplied by our Advanced Sensors and Interconnection System Division. AMP also acquired the technology of ACCU-SCAN, Inc. (Fort Walton Beach, FL), a small company providing power diagnostic information systems and services -- including grounding current monitors.

AWARDS/RECOGNITION

AMP has just received the prestigious Award of Excellence from the International Customer Service Association presented each year to the manufacturing company with the consistently best customer service. AMP business units won five of the seven top awards presented at the First Annual Pennsylvania Quality Leadership program modeled after the national Malcolm Baldrige program. (In 1993 AMP was one of only four Malcolm Baldrige manufacturing company site visit finalists.) An AMP business unit also won the most recent top quality award for manufacturing in North Carolina.

AMP's Director of Global Product Standards, Henry Line, was one of only two speakers representing the U.S. electronics industry in congressional testimony on the importance of product standards in world trade and U.S. competitiveness.


DIVIDEND ACTION

On October 26, 1994 the Board of Directors declared a regular quarterly dividend of 42 cents/share payable December 1, 1994, to shareholders of record November 7, 1994. The total 1994 dividend of $1.68 per share is up from $1.60 in 1993, $1.52 in 1992, and $1.44 in 1991 -- the 41st consecutive annual increase.


                      PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

          Exhibit Number      Description
          --------------      -----------
            EX-10.A           AMP Incorporated Stock Option Plan for Outside
                              Directors (incorporated by reference to
                              Exhibit 4.A of Registration No. 33-54277 on
                              Form S-8 as filed with the Securities Exchange
                              Commission on June 24, 1994)

            EX-27             Financial Data Schedule

     (B)  Reports on Form 8-K --

              There were no reports on Form 8-K filed for the three months ended September 30, 1994.

                        SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 11, 1994          AMP INCORPORATED
                                   (Registrant)


                                   By: /s/  B. Savidge
                                   __________________________________
                                     B. Savidge
                                     Executive Vice President,
                                     Chief Financial Officer

                                   By: /s/  David C. Cornelius
                                   __________________________________
                                     David C. Cornelius
                                     Controller

                            Exhibit Index
                            -------------

          Exhibit Number      Description
          --------------      -----------
            EX-10.A           AMP Incorporated Stock Option Plan for Outside
                              Directors (incorporated by reference to
                              Exhibit 4.A of Registration No. 33-54277 on
                              Form S-8 as filed with the Securities Exchange
                              Commission on June 24, 1994)

            EX-27             Financial Data Schedule