Form 10-K
AMP INC
filed 1995-03-30
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
               ----------------------------------
                         FORM 10-K

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the year ended December 31, 1994
                               OR
  [   ] Transition Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934
        For the transition period from          to

                     Commission File No. 1-4235

                        AMP Incorporated,
                   A Pennsylvania corporation
 --------------------------------------------------------------------
 (Exact name of registrant as specified in its charter, and state of incorporation)

             Employer Identification No.  23-0332575

                Harrisburg, Pennsylvania 17105-3608
                ------------------------------------
       (Address of principal executive offices of registrant)

                           (717) 564-0100

---------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                 Exchange on which Registered

Common Stock (without Par Value)                    New York
(Outstanding at 3/15/95 - 209,676,073
 shares)

Securities registered pursuant to Section 12(g) of the Act:
     None
---------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] .   No [  ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1995: $7,795,114,575 (207,869,722 shares at $37.50 per share). For purposes of the foregoing calculation, all directors and members of the Global Strategic Planning Committee of the registrant have been deemed to be affiliates, but such assumption should not be construed as a determination by the registrant that all such individuals are in fact affiliates of the registrant.
==========================================================
Documents Incorporated by Reference:
     1. Cited portions of the Annual Report to shareholders for fiscal year ended December 31, 1994 (Parts I, II, IV)
     2. Cited portions of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting, specifically excluding the Performance Graph and the Compensation and Management Development Committee Report on Executive Compensation (Part III)


             10-K REPORT FOR YEAR ENDED DECEMBER 31, 1994
PART I.

ITEM 1.   BUSINESS

     AMP Incorporated designs, manufactures and markets a broad range of electronic, electrical and electro-optic connection devices and an expanding number of interconnection systems and connector-intensive assemblies. The Company's products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. The Company's customers are as diverse as the products themselves, and include such differing types of accounts as original equipment manufacturers (OEMs) and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. The industries covered by these accounts include Computer/Office, Industrial/Commercial, Communications, Consumer Goods, Transportation (including automotive)/Electrical, Aerospace/ Military, and Construction. The Company markets its products worldwide primarily through its own direct sales force, but also through distributors and value-added resellers to respond to customer buying preferences. Sales and/or manufacturing operations have been established in 185 Company facilities located in 37 countries to serve customers in the current and emerging markets throughout the world. The Company is positioning itself to be a market-driven, "GLOBE-ABLE" organization.

     The Company was incorporated in 1941 as a New Jersey corporation under the name Aircraft-Marine Products, Inc. At that time the focus of the Company's operations was the terminal business. In 1952 the Company established its first international operations, located in Canada and France. In 1956 the Company changed its name to AMP Incorporated and became publicly owned. During the 1960s and 1970s the Company expanded its focus to varying types of connectors, including those required in the computer industry. The Company reincorporated in Pennsylvania in 1989. The world leader in electronic/electrical connection devices and associated application tools and machines, the Company is now diversifying into total interconnection systems, related components, and connector-intensive assemblies. At the end of 1994 the Company employed approximately 30,400 people worldwide, up 3,500 from year-end 1993.

     Markets
     -------
   The Company serves over 250,000 customers in over 80 countries, covering many diverse markets. Key financial measures charting the development of the Company's business during the past 5 years are set forth in the "Historical Data" table of the Company's 1994 Annual Report to shareholders, and are also shown in Item 6, entitled "Selected Financial Data", of this Report. Sales to trade customers by each of the Company's geographic segments and sales or transfers between the Company's various geographic segments during 1992-1994, together with pre-tax and net profits and identifiable assets attributable to each geographic segment for those years, are shown in Footnote No. 17 to the Consolidated Financial Statements, found on page 43 of the Company's 1994 Annual Report to shareholders and incorporated herein by reference. The Company's diversification of worldwide sales is evidenced by the following tables:

GEOGRAPHIC SEGMENTS                   1994       1993      1992
(percent)

     United States                     42         43        41
     Europe/Middle East/Africa         31         31        35
     Asia/Pacific                      22         21        20
     Americas                           5          5         4

MARKETS
(percent)

     Aerospace/Military                 3          5         5
     Industrial/Commercial             16         10         5
     Communications                    17         10        10
     Computer/Office                   19         20        25
     Consumer Goods                     8         10        10
     Transportation/Electrical         25         30        30
     Distribution, Construction, etc.  12         15        15

CHANNELS TO MARKET
(percent)

     Direct                            86         86        86
     Distribution & Co-op Affiliates   14         14        14

     The business in which the Company is engaged is highly competitive. The number of competitors is estimated at over 1,500 worldwide, and in all products the Company is subject to active direct and indirect competition. The markets available to the Company have generally been growing as a whole, although the 10 years ending in 1993 saw slower growth due to recessions, industry corrections and price erosion. Most of the Company's products involve technical competence in their development and manufacture. Generally speaking, the Company competes primarily through offering high-quality, technical products and associated application tooling, with an emphasis on product performance, timely delivery and service, and only secondarily competes on a price basis. The Company's broad range of products, worldwide sales and marketing presence, and service innovations such as the AMP product information center, the automated fax service, the use of computer disks to communicate engineering and drawing data, the expedited sample request delivery system, global account management, and the EDI order system have served to differentiate the Company from its competitors and allowed the Company to become a supplier of choice to many customers as they reduce their supplier lists and seek global sourcing contracts.

     The Company is also realigning its organizational structure to free marketing and sales people from operational ties and permit them to focus on customers and markets. This will make it easier for sales people to choose the right products for their customers from anywhere in the world, and will encourage industry-driven product solutions and shared responsibility for innovation across organizational boundaries, without jeopardizing the established customer interface.

     In addition, the Company has distinguished itself by its development of new and improved products and technologies. The Company has over 15,200 patents or utility models issued or pending throughout the world. AMP ranks 25th among U.S. corporations and 49th among all patentees for U.S. patents granted during 1994. The Company aggressively enforces its patents to preserve its proprietary technological advantages.

     The Company's backlog of unfilled orders increased in 1994 to $625 million at year-end compared to $493 million at year-end 1993 as the result of the increasingly robust economic recovery throughout the world and the Company's resulting good sales growth in each geographic segment and virtually all market categories. A majority of these orders were for delivery within the next 90 days, and all were scheduled for delivery within 12 months.

     The primary seasonal effect generally experienced by the Company is in the 3rd quarter when there usually is a temporary leveling off or modest drop in the rate of new orders and shipments. This seasonal decline in new orders and shipments is caused by the softening of customer demand in certain markets such as appliances, automotive and home entertainment goods arising from model year changeovers, plant vacations and closedowns, and other traditional seasonal practices. This effect is usually most evident in the Company's Europe/Middle East/Africa and Asia/Pacific regions, compared against sales results of the 2nd quarter. In 1994, however, that effect was offset by the further weakening of the U.S. dollar during the 3rd quarter, which added $26 million to sales, and by the broadening economic recovery in the Americas, Europe and Japan. In the 1st quarter the Company usually experiences some seasonal strengthening in domestic sales and orders as customers resume operations after the holidays and replenish inventories following the year-end close.

     The Company's normal terms of sale are net 30, and the average days outstanding for accounts receivable is typically 45 days in the U.S. and 72 days on a global basis. The Company warrants most of its products against defects in materials and workmanship under normal use for periods of up to 1 year. The Company's warranty experience is generally favorable, with a low rate of product return. An extensive distributor network, together with the Company's own highly automated regional distribution center system, is utilized to provide timely delivery of products to the customers.

     Products
     --------
     The Company manufactures and sells more than 100,000 types and sizes of products, including terminals; fiber-optic, printed circuit board and cable connectors and assemblies; connectorized printed circuit boards; cable and cabling systems; sensors; wide and local area network products and systems; and related application tools and machines. These products represent over 500,000 active part numbers in approximately 235 product families. Nearly 90% of the Company's business is in electronic/electrical connection, switching and programming devices and associated application tools and machines. Included within this product area is a great variety of types and sizes.
These product families generally involve the same or very similar basic technology, materials, production processes and marketing approaches. The common manufacturing capabilities, which have become core competencies of the Company, include high speed metal stamping, precision metal plating, plastic molding, and automated assembly of small metal and plastic parts. Over 50% of the Company's sales are of products provided in strip form on reels and applied by customers with special application machines, and an additional 8% are of products that are applied with special tools.
The balance of sales is of pre-assembled devices and other products that do not require application tools or machines. Over 90% of sales are of products in just three Standard Industrial Classification (SIC) 4-digit codes: Electronic Connectors; Electronic Components -
NEC; and Current Carrying Wiring Devices.

     Application tooling has been and remains an integral part of the Company's sales strategy and growth. The Company has provided nearly 100,000 machines to customers on either a lease or purchase basis, and millions of manual and power tools have been sold to customers, to apply the Company's products to wires, cables, printed circuit boards, and flexible circuitry. In the past decade the Company has introduced over 150 new types of machines and tools, ranging from hand tools for maintenance and repair to computer-controlled machines that make thousands of connections per hour and continuously monitor the quality of the connections as they are being made. The Company has always marketed products on the basis of total installed cost -- not product price alone -- and the Company's concentration on providing fast and reliable application methods should give the Company an advantage as concerns for productivity, quality and system performance continue to rise. Several hundred field service engineers throughout the world install this applicating equipment, train customer personnel to operate, maintain and service it, and provide emergency service.

     While the Company is seeking to widen its leadership in the terminal and connector product area, it is also steadily diversifying into total interconnection systems and higher value assemblies. This is increasing the potential markets being addressed by the Company from approximately $20 billion to around $80 billion. Part of this new breadth of potential business will come from cables, fiber-optic and signal conditioning products, and flexible circuitry based connectors and sensors that expand the Company's connector and interconnection technology. Another source for expansion is into interconnection solutions, such as cable and board assemblies, that are logically related to those connector and interconnection competencies. The final thrust toward new opportunities for growth addresses needs for home automation, PC cards, microwave technologies, and networking/premise wiring hardware, software and related services.

     The Company is accomplishing this growth by new product development as well as numerous small, strategic acquisitions, minority investments, joint ventures and other strategic alliances. While to date these acquisitions and alliances, individually or in the aggregate, have not represented a material amount of assets, they are technologies that are key to entering or enhancing the Company's participation in the respective markets and will form a cornerstone for the Company's expansion of its potential business. New products continue to represent 15-20% of current sales, and in 1994 the Company added about 15 new product families and over 2,100 new product part numbers. In total, over 82,000 new part numbers were added in 1994, representing both new product part numbers and part numbers for extensions of existing products. Much of this growth, whether by new product development or acquisitions and alliances, focuses on the fastest growing sectors and major trends in the electronic and electrical markets -- such as miniaturization, high speed circuitry, networking, wireless transmission, electro-optics, conversion to digital, software integration with hardware, and the convergence of computer and communications technologies. On March 10, 1995 the Company announced that it had entered into an Agreement and Plan of Merger with M/A-Com, Inc., a Massachusetts corporation, pursuant to which a subsidiary of the Company will, subject to approval of the shareholders of M/A-Com, Inc. and the satisfaction of certain other conditions, merge into M/A-Com, Inc. M/A-Com, Inc., as a wholly-owned subsidiary of the Company, would enhance the Company's strategic presence in the high-growth market for advanced wireless components. M/A-Com, Inc. is a world leader in the design and manufacture of microwave, millimeter wave, wireless telephone and radio frequency interconnection components to the wireless data and telecommunications industries.

     Operations
     ----------
     While the Company's principal offices are located in Harrisburg, Pennsylvania, the Company is realigning its operations into a seamless global organization that lends regional governance and support to horizontally interdependent businesses that act locally but think globally. The regions are identified as the Americas, Asia/Pacific and Europe/Middle East/Africa (EMEA), and the current businesses are the terminal and connector business and the Global Interconnection Systems businesses. The terminal and connector business constitutes the Company's more traditional lines of products. The Global Interconnection Systems businesses embrace the Company's efforts to broaden its market opportunities into subsystems, electro-optic products and complete interconnection systems and services for OEMs and end-use customers. During 1994 the Global Interconnection Systems businesses began to align regionally, paralleling the global structure of the Company's terminal and connector business and positioning to benefit by the regional support organization.

     The Company's efforts to integrate both regionally and globally should allow it to capitalize on the regionalization of the customers' production operations and trade that is being seen to one degree or another in all three geographic regions. Regional strategies within each business have been developed to gain market share and improve profitability, involving a decoupling of sales and marketing into a market-driven function that profitably satisfies customers and anticipates their needs, and a comprehensive integration of all aspects of operations and business administration to better support sales and marketing. At the same time the organizational realignment should enable the Company to quickly and effectively assimilate its geographic expansion into newly emerging markets. The Company has been aggressively locating manufacturing and sales operations where customers' operations and local market opportunities coincide to make it a positive investment climate. Since 1990 the Company has either finalized plans for or actually started sales or manufacturing operations in India, China, Hungary, the Philippines, Thailand, the Czech Republic, Poland, Turkey, Ireland and Slovenia, and marketing activities have been extended into Indonesia, Vietnam, Pakistan, Eastern Europe, South Africa and the Middle East. Broadened capabilities are being developed around the world for the telecommunications, power utility and transportation markets to augment regional efforts to provide products that support infrastructure advances in developing nations.

     The Company's Journey to Excellence is a comprehensive program seeking continuous improvement in all phases of its business. It uses techniques such as "process mapping," "value analysis," "successfully demonstrated practices" and extensive "benchmarking," and has become an integral part of the fabric of the Company's operations. Goals include increased flexibility in global programs to adapt to changing business dynamics, and the program is being updated to incorporate growth and profitability issues such as the anticipation of customer needs. This program continues to raise the standard of performance in terms of quality, productivity, delivery, service, engineering skills and many other key aspects of the Company's business, and is being tailored to fit into each region's strategies for the future.

     Extensive efforts are also being undertaken to maximize the utilization of the Company's human resources. Training, development, education, empowerment through the delegation of more authority and responsibility, employee teams, performance-linked pay, centralized recruiting, and programs to encourage recognition of outstanding achievements are being promoted to increase the involvement and effectiveness of employees. A broad-based program for improving leadership quality and diversity includes succession planning and expatriate, executive and organizational development programs. The employees also are being provided with the computers, communication systems, business machines and scientific/engineering equipment necessary for them to realize their full potential. The Company is implementing a global wide area network, expanding electronic mail and video conferencing capabilities worldwide, and instituting a business enterprise information system to support global decision making. Regional training centers are in the process of being established to facilitate the distribution of these learning and awareness methods throughout the world.
For better leveraging of the Company's basic manufacturing capabilities into all areas of production, certain business units and subsidiaries have also been designated as "Regional Centers of Competency" in specific product/market categories.

     The Company is nearing the culmination of a 5-year effort to certify its quality management systems to the rigorous International Organization for Standardization (ISO) 9000
standard.   Worldwide, the quality management systems of 36
business units and their associated facilities, representing virtually all of the Company's operations, have either received or have been recommended for ISO certification. Qualification to this common standard should help ensure that the Company's products and services will be of uniformly high quality wherever they are manufactured, sold or provided throughout the world.
The Company is also aggressively pursuing the certification of its locations to the more rigorous Manufacturing Requirement Planning (MRP) II, Class A standards for manufacturing requirements planning systems. Manufacturing employment increased by over 2,000 in 1994 to more than 16,000 people utilizing 6.2 million sq. ft. in 93 plants in 20 countries.

     Product standards are playing an increasingly important role in the development and marketing of new products and the shaping of new markets. The Company takes an active role in the development of industry standards that affect its products and development activities. A capable corporate group of standards professionals and a global network of Company employees in over 450 industry associations and standards-setting bodies are involved in laying the groundwork for the acceptance of the Company's products under applicable standards. The Company has developed a unique training course that has gained significant customer and national recognition, and that is becoming the basis for a national program by the American National Standards Institute.

     The Company has a corporate-wide program for managing current and emerging environmental issues. Sound environment practices are promoted by adoption and implementation of strict internal standards that meet or exceed known and anticipated regulatory, industry and customer-driven environmental requirements worldwide. These practices include compliance audits and environmental assessments conducted for new and existing properties, engineering support provided to operations staff to minimize wastes and other regulatory impacts, training programs, recycling programs, maintenance of a mainframe-based computer data base, and resources to provide support to operations staff in achieving environmental compliance generally. Measures were instituted in 1994 to regionalize these capabilities and establish a uniform global environmental management system.

     The Company is not aware of any material claims against its assets relating to environmental matters, based on current information. The costs to the Company of compliance with known and anticipated legal, regulatory, industry and corporate environmental requirements are not expected to have a material effect on capital expenditures, earnings and the competitive position of the Company. However, the Company is potentially liable for investigative and environmental clean-up costs at a number of sites. The Company has been identified as a Potentially Responsible Party at 4 National Priorities List sites in the U.S. pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). The Company has spent a total of approximately $2.2 million to date at these sites, and future costs could total $8 million or more. In addition, the Company is considered a minor contributor in 4 other hazardous site cleanup actions in the U.S. where costs were minimal in 1994, and at several additional sites where the Company is still assessing its involvement and potential liability. During 1994 the Company's participation in cleanup activities at two sites where it previously was identified as a de minimus contributor was terminated at no cost to the Company. The Company also has spent approximately $13.5 million since 1984, and may spend up to an additional $2 million annually for the next several years to voluntarily investigate and remediate 16 of its current or former U.S. facilities.

     The Company believes it has adequate sources of supply and does not expect the cost or availability of raw materials to have a significant overall effect on its total current operations.

     Availability of remittances to the parent Company by its subsidiaries is subject to exchange controls and other restrictions of the various countries in which the subsidiaries are located. Presently, there are no foreign exchange or currency restrictions in the various countries that would significantly affect the remittance of funds to the Company. In view of the significant portion of the Company's customer sales that originate outside of the U.S. (approximately 60%), fluctuations in the exchange value of the U.S. dollar have an impact on sales and earnings.

     Product Development
     -------------------
     The Company is committed to an ongoing program of new product development and a continual expansion of its technical capabilities. This broadening of products and capabilities is made possible through both internal development efforts and external strategic relationships such as acquisitions, minority equity investment positions, joint ventures, alliances, research contracts, teaming arrangements, licensing and the like with dozens of customers, suppliers, consortiums, universities and research institutes. In recent years advanced development centers have been established in Europe and Japan in addition to those already existing in the U.S. A new, more powerful worldwide CAD/CAM/CAE computer workstation network system is also being installed to assist the nearly 4,400 engineers, scientists and technicians employed by the Company.

     Research and development expenditures for the creation and application of new and improved products and processes were $265 million in 1994, $258 million in 1993 and $272 million in 1992. Total spending on research, development and engineering (RD&E) was $456 million, $406 million and $389 million in 1994, 1993 and 1992, respectively, representing 11.3%, 11.8% and 11.7%, respectively, of consolidated net sales. This strong financial commitment to reinvestment into technology has resulted in a steady stream of new products, patents and new product sales.

ITEM 2.   PROPERTIES

     The Company has approximately 10.8 million sq. ft. of utilized floor space in 185 facilities located in the United States and 36 other countries. Facilities were enlarged or added in over a dozen countries in 1994, representing an increase of approximately 700,000 sq. ft. During 1994, construction started on a new 180,000 sq. ft. engineering building in the Harrisburg, Pennsylvania area; operations began in a 200,000 sq. ft. manufacturing plant in Greensboro, North Carolina to serve the U.S. automotive market, and in a new panel assembly plant in Austin, Texas; construction of a second plant in South Korea was completed primarily to serve a rapidly growing automotive market; a second plant in India commenced operations; plans were prepared for an additional plant in China and for additional space in Japan; a new facility opened in Hungary, the Company's first facility in Eastern Europe; and work has been completed on the new plant near Dublin, Ireland and production of connector panel assemblies for the European market is under way.
Facilities are being added in North Carolina for greater production capacity in cable and cable assemblies, and operations in Tower City and Williamstown, Pennsylvania will be consolidated in a large manufacturing plant to be built northeast of Harrisburg, Pennsylvania to support the Company's growth in the consumer goods market. Also planned for 1995 are a new warehouse in Japan, a modernized training and communications facility in the Harrisburg, Pennsylvania area, and various plant additions and sales offices throughout the world. Over a dozen facilities are being built or enlarged in Europe, and the Company expects to start construction of a manufacturing plant in the Czech Republic later this year.

     Reflecting the Company's efforts to consolidate into more efficient integrated production operations, total floor space in terms of sq. ft. decreased from 9 million in 1985 to 8.9 million in 1986 and remained in the 8.9 - 9.2 million range until 1992. Since 1992 floor space has increased from 9.5 million sq. ft. to
10.1 million sq. ft. in 1993 and 10.8 million sq. ft. in 1994. These increases are the result of increased production to support higher sales, together with efforts to insource work from outside vendors in order to lower cost and improve delivery. Increases in floor space have been moderated, however, by a movement toward a maximization of multi-shift operations where required and feasible and, more recently, a closer regional management of the deployment of manufacturing resources.

     Worldwide, approximately 6.2 million sq. ft. of floor space in 93 plants located in 20 countries is devoted to manufacturing operations, and an additional 1.5 million sq. ft. in 39 plants located in 25 countries is utilized for engineers, scientists, technicians and support personnel. U.S. manufacturing, warehousing and administrative facilities are located in Pennsylvania (51), North Carolina (21), California (17), Texas
(6), Virginia (4), Florida (3), Massachusetts (2), Connecticut
(2), Oregon (2), Arizona (1), Delaware (1), Georgia (1), Illinois
(1) and New Jersey (1). Nearly half of these facilities are manufacturing plants. The Company's operations in the 36 countries other than the U.S. involve 33 major facilities located throughout the world, 19 of which perform manufacturing and 14 of which have marketing/warehousing/engineering functions.

     The Company's facilities are generally modern, well maintained and diversified geographically within regions, with the typical size of major facilities in the 70,000 to 100,000 sq. ft. range. No single facility is material to the Company's business. The Company owns over 85% of its floor space, free of encumbrances, and leases the balance. The Company owns most of its major facilities. Most of the leases on the other major manufacturing and administrative facilities provide the right to renew or purchase.

     Capital expenditures were $457 million in 1994, up from $330 million in 1993 and $313 million in both 1992 and 1991. Capital expenditures are expected to reach $550 million or more in 1995 as the Company continues to provide for additional production capability to meet anticipated increased demand. Over two-thirds of the 1994 capital expenditures were for machinery, equipment and systems to add capacity on many existing products, tool up new products, and improve quality, productivity and delivery.
The current rate of capacity utilization is estimated at 70-75% in the Americas, 85-90% in EMEA and 80% in Asia/Pacific. Increased manufacturing capacity has generally kept pace with increased use of the available capacity, particularly in the U.S., although greater use of multi-shift operations and regionalized coordination of production resources has tended to increase utilization in EMEA and Asia/Pacific.

ITEM 3.   LEGAL PROCEEDINGS

In the opinion of management of the Company, there are no material legal proceedings pending other than ordinary routine litigation incident to the kind of business conducted by the Company, and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company and their respective ages as of March 15, 1995 and positions held with the Company. All executive officers are elected to serve in their current office for one year or until their successors have been duly elected and qualified. All such officers with the exception of Messrs. Horowitz and Ripp have been employed by the Company for more than 7 years. Messrs. Marley, Hudson, Dalrymple, Goonrey, Guarneschelli, Gurski and Hassan have been executive officers for more than the past 5 years.

       Name                  Age           Office
       ----                  ---           ------

James E. Marley *.......... 59  Chairman of the Board since 1993.

                                Mr. Marley was a divisional Vice
                                President and group director from
                                1970 to 1979, divisional Vice
                                President, Manufacturing Resource
                                Planning from 1979 to 1980,
                                divisional Vice President,
                                Manufacturing from 1980 to 1981,
                                Vice President, Manufacturing
                                from 1981 to 1983, Vice
                                President, Operations from 1983
                                to 1986, President from 1986 to
                                1990, and President and Chief
                                Operating Officer from 1990 to
                                1993.

William J. Hudson, Jr. *... 60  Chief Executive Officer and
                                President since 1993, and a
                                Director.

                                Mr. Hudson was divisional Vice
                                President, Connector and
                                Electronic Products in 1982,
                                divisional Vice President, Far
                                East Operations from 1983 to
                                1989, Vice President, Far East
                                Operations in 1989, Vice
                                President, Asia/Pacific
                                Operations from 1990 to 1991, and
                                Executive Vice President,
                                International from 1991 to 1993.

Robert Ripp ..............  53  Vice President and Chief
                                Financial Officer since 1994.

                                Mr. Ripp joined the Company in
                                1994 in the position of Vice
                                President, Finance.

Herbert M. Cole............ 58  Vice President, Asia/Pacific
                                since 1995.

                                Mr. Cole was divisional Vice
                                President, Communications and
                                Assemblies Group from 1984 to
                                1987, divisional Vice President,
                                Operations, Automotive/Consumer
                                Business Group from 1987 to 1988,
                                divisional Vice President, Group
                                Director, Integrated Circuit
                                Connector Group from 1988 to
                                1991, divisional Vice President,
                                Capital Goods Business Group from
                                1991 to 1994, and Vice President,
                                Business Planning, Asia/Pacific
                                from 1994 to 1995.

Ted L. Dalrymple........... 62  Vice President, Global Marketing
                                since 1987.

                                Mr. Dalrymple was divisional Vice
                                President, International Sales
                                from 1980 to 1987.

Charles W. Goonrey........  58  Vice President, General Legal
                                Counsel since 1992.

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

Jean Gorjat...............  64  Vice President since 1995.

                                Mr. Gorjat was divisional Vice
                                President, Latin America
                                Operations from 1986 to 1991,
                                divisional Vice President,
                                Asia/Pacific from 1991 to 1992,
                                and Vice President, Asia/Pacific
                                from 1992 to 1995.

Philip Guarneschelli......  62  Vice President, Global Human
                                Resources since 1989.

                                Mr. Guarneschelli was divisional
                                Vice President, Industrial
                                Relations from 1980 to 1989.

John E. Gurski............  54  Vice President, Europe since
                                1993.

                                Mr. Gurski was divisional Vice
                                President, Connector &
                                Electronics Products Group from
                                1985 to 1987, divisional Vice
                                President, Interconnection and
                                Component Products Group in 1987,
                                divisional Vice President,
                                Operations from 1987 to 1989,
                                Vice President, Operations
                                in 1989, Vice President, Capital
                                Goods Sector from 1989 to 1992,
                                and Vice President, Business
                                and Operations Planning,
                                International from 1992 to 1993.

Javad K. Hassan...........  54  Vice President, Global
                                Interconnection Systems
                                Businesses since 1992.

                                Mr. Hassan was divisional Vice
                                President, Technology from 1989
                                to 1992, and Vice President,
                                Technology and Strategic Products
                                in 1992.

Dennis Horowitz...........  48  Vice President, Americas since
                                1994 when he first joined the
                                Company.

David C. Cornelius........  51  Controller since 1991.

                                Mr. Cornelius was Assistant
                                Controller from 1979 to 1991.

David F. Henschel.........  44  Corporate Secretary and Associate
                                General Legal Counsel since 1993.

                                Mr. Henschel was Associate
                                General Legal Counsel from 1990
                                to 1993.

Joseph C. Overbaugh.......  49  Treasurer since 1993.

                                Mr. Overbaugh was Assistant
                                Treasurer from 1987 to 1993.

* Member of the Executive Committee of the Board of Directors.

PART II.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITYHOLDER MATTERS

The Company's common stock, no par value, is listed on the New York Stock Exchange and is traded on the New York, Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges under the symbol "AMP". Options in the Company's common stock are traded on the Chicago Exchange. As of March 10, 1995 there were approximately 9,200 holders of record of the Company's common stock. Over 80% of the outstanding shares of the Company's common stock are held by over 500 institutions.

The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period during the calendar years ended December 31, 1993 and 1994, as reported on the New York Stock Exchange Composite Tape. In 1995 the Company effected a 2-for-1 stock split and all sales prices are adjusted to reflect such stock split.

                For the Year           Stock Price Range
                ------------           -----------------

          1993 - First Quarter          30 11/16 - 27 5/16
               - Second Quarter         31 15/16 - 29 9/16
               - Third Quarter          33 5/8 - 29 7/8
               - Fourth Quarter         33 3/16 - 28 1/2

          1994 - First Quarter          32 3/4 - 29 5/8
               - Second Quarter         34 3/4 - 28 13/16
               - Third Quarter          39 1/8 - 34 3/8
               - Fourth Quarter         39 11/16 - 33 11/16

Annual dividends, which are paid on a quarterly basis, have increased for 41 consecutive years. The compound annual growth rate for the Company's annual dividends for the 5-year period ended December 31, 1994 is approximately 7%. Annual dividends on a per share basis, taking into account the 2-for-1 stock split in 1995, were $.80 in 1993 and $.84 in 1994. The quarterly dividend increased to $.21 on March 1, 1994 and $.23 on March 1, 1995. If the March 1, 1995 dividend rate continues through 1995, it will result in the 42nd consecutive increase in annual dividends.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the five calendar year period ended December 31, 1994. This summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data provided in Items 7 and 8, respectively, of this Report on Form 10-K.


AMP Incorporated and subsidiaries

Historical Data
     (dollars in millions except per share data)

                         For the year       1994           1993           1992           1991           1990

     Net Sales                           $4,027.5       $3,450.6       $3,337.1       $3,095.0       $3,043.6
     Gross Income                         1,368.2        1,141.3        1,118.2        1,025.4        1,031.2
     Selling, General and Administrative    721.4          616.6          584.9          555.6          543.4
        Expenses
     Income from Operations                 646.8          524.7          533.3          469.8          487.8
        Operating Margin(%)                  16.1           15.2           16.0           15.2           16.0
     Interest Expense                       (20.0)         (19.5)         (29.5)         (41.6)         (38.3)
     Other Income(Deductions),Net           (32.5)         (19.3)         (24.7)          (4.6)          12.5
     Income Before Income Taxes             594.3          485.9          479.1          423.6          462.0
         % of sales                          14.8           14.1           14.4           13.7           15.2
     Income Taxes                           224.9          189.3          188.8          163.9          174.9
     Effective Tax Rate                      37.8           39.0           39.4           38.7           37.9
     Net Income                             369.4          296.6          290.3          259.7          287.1
         % of sales                           9.2            8.6            8.7            8.4            9.4
     Net Income Per Share(1)                $1.76          $1.41          $1.38          $1.23          $1.35
     Cash Dividends                         176.2          167.8          160.4          152.4          144.7
     Cash Dividends Per Share(1)(2)         $0.84          $0.80          $0.76          $0.72          $0.68
     Capital Expenditures                   456.8          330.4          312.5          313.3          338.4
     Depreciation and Amortization          299.7          282.2          288.0          255.2          217.7
     Total Research, Development and
         Engineering Expense               $456.0         $406.0         $389.0         $368.0         $356.0

     At December 31

     Working Capital                     $1,000.5         $892.0         $768.7         $738.0         $665.2
     Property, Plant and Equipment, Net   1,471.2        1,245.1        1,178.8        1,180.2        1,121.5
     Total Assets                         3,770.9        3,117.9        3,005.1        3,006.9        2,928.6
         % Return on Assets(3)               10.7            9.7            9.7            8.8           10.5
     Long-Term Debt                         211.2          131.0           42.9           53.0           61.1
     Total Debt                             387.1          314.6          353.8          389.7          439.7
     Shareholders' Equity                 2,334.4        2,056.4        1,943.3        1,913.0        1,792.8
         % Return on Equity(3)               16.8           14.8           15.1           14.0           16.8
     Shareholders' Equity (Book Value)     $11.14          $9.80          $9.26          $9.02          $8.46
         Per Share
     Backlog                               $625.0         $493.0         $506.0         $525.0         $514.0
     Number of Employees                   30,400         26,900         25,100         25,000         24,700
     Floor Space (sq. ft. in millions)       10.8           10.1            9.5            9.2            9.2
     Shares of Stock Outstanding            209.6          209.8          209.9          212.1          211.9
         (millions) (1)

<F1>  Share data has been adjusted for the 3-for-1 stock split in 1984 and the 2-for-1 stock split in 1995.
<F2>  On January 25, 1995, a regular quarterly dividend of $.23 per share was declared-an indicated annual rate of $.92 per share.
<F3>  Computed on average total assets and shareholders' equity each year.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information appearing under "Management's Discussion &
Analysis" on pages 28-32 of the Company's 1994 Annual Report to shareholders is hereby incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the related notes thereto, together with the report thereon of Arthur Andersen LLP dated February 17, 1995, appearing on pages 33-44 of the Annual Report to shareholders for the year ended December 31, 1994 are hereby incorporated by reference.

Financial Statement Schedules are filed under Item 14.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Executive Officers of the Company, see "Executive Officers of the Registrant" at the end of
Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 2-6 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting, which are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Pages 6-18 and page 24 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting are hereby incorporated by reference. These pages set forth information on:
i) compensation for directors, ii) a retirement plan for directors, iii) Board of Directors committees and meetings, iv) compensation for named executive officers, v) option/SAR grants in 1994, vi) options/SAR exercises in 1994 and fiscal year-end values, vii) executive officers' retirement benefits, viii) termination of employment and change of control arrangements, and
ix) certain other relationships and related transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

No person is known to own beneficially more than 5% of the common stock of the Company as of March 10, 1995.

Pages 18-19 and the right hand column of pages 2-5 (entitled "Shares of Common Stock (5)"), together with footnotes (5) through (15) on pages 5-6, of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting are hereby incorporated by reference as to security ownership of executive officers and directors.

There are no arrangements known to the Company that may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Footnotes (4) and (5) on page 7 and the section on page 24 entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the AMP Incorporated 1995 Annual
Shareholders' Meeting are hereby incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) Documents Filed as a Part of the Form 10-K Report

1. Consolidated Statements of Income, Shareholders' Equity, and Cash Flows, for the years ended December 31, 1992, 1993 and 1994; Consolidated Balance Sheets as of December 31, 1993 and 1994; the accompanying Notes to Consolidated Financial Statements; and the Report of Independent Public Accountants thereon, on pages 33-44 of the Annual Report to shareholders for the year ended December 31, 1994, are hereby incorporated by reference.

     Statements of the Registrant - Separate financial statements are omitted for AMP Incorporated since it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned and their restricted net assets are not material in relation to total consolidated net assets at December 31, 1994.

2.   Financial Statement Schedules:

     Schedules Included:

	     II - Valuation and Qualifying Accounts and Reserves

	     Report of Company's independent public
    		accountants with respect to the Financial
    		Statement Schedules

     Schedules Omitted: Schedules I, III, IV, and V are omitted as not applicable because the required matter or conditions are not present.

3.  EXHIBITS:

  Exhibit
  Number                        Description
  -------                      -------------

   3.(i)  - Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii) - Bylaws of the Company

   4.A - Shareholder Rights Plan adopted by the Company's Board of Directors October 25, 1989

   4.B - Amendment Rights Agreement between the Company and
         Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4-b of the 10-K Report for the year ended December 31, 1992)

   4.C - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

 10.A* - AMP Incorporated Stock Option Plan for Outside Directors
         (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

 10.B* - Executive Severance Agreements dated October 28, 1981,
         October 27, 1983, and January 24, 1990 between the Company and certain of the Company's Executive Officers (also see the section entitled "Termination of Employment and Change of Control Arrangements" on
         Page 24 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report). (The 1981 and 1983 Agreements are incorporated by reference to Exhibit 10-b of the 10-K Report for the year ended December 31, 1990, and the 1990 Agreement is incorporated by reference to Exhibit 10.B of the 10-K Report for the year ended December 31, 1993)

  10.C*- AMP Incorporated Bonus Plan (Stock Plus Cash) (also see footnote (1) on Pages 14-15 of the Proxy
         Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10c of the 10-K Report for the year ended December 31, 1992)

  10.D*- AMP Incorporated Pension Restoration Plan (January 1,
         1994 Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report)

  10.E*- Executive life insurance plan (incorporated by reference to Exhibit 10-e of the 10-K Report for the year ended
         December 31, 1990)

  10.F*- Deferred Compensation Plan for Non-Employee Directors

  10.G*- Retirement plan for outside directors (also see the section entitled "Retirement" on Page 8 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10g of the 10-K Report for the year ended December 31, 1990)

  10.H*- Consulting agreement between the Company and Mr. Walter
         F. Raab, Director and former Chairman of the Board and Chief Executive Officer, dated December 19, 1990
         (incorporated by reference to Exhibit 10-h of the 10-K
         Report for the year ended December 31, 1992)

  10.I*- Amendment to the consulting agreement between the Company and Mr. Walter F. Raab, dated December 21, 1992 (also see footnote (5) on Page 7 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 13, Part III of this Report). (Incorporated by reference to
         Exhibit 10-i of the 10-K report for the year ended
         December 31, 1992)

  10.J*- Consulting agreement between the Company and Mr. Harold
         A. McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (also see footnote (4) on Page 7 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 13,
         Part III of this Report). (Incorporated by reference to
         Exhibit 10-j of the 10-K Report for the year ended
         December 31, 1992)

  10.K*- Management Incentive Plan (also see column (d) of the
         Summary Compensation Table on Page 10 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-i of the 10-K Report for the year ended December 31, 1991)

  10.L*- Director and officer indemnification agreements
         (incorporated by reference to Exhibit 10-j of the 10-K
         Report for the year ended December 31, 1991)

  10.M*- AMP Incorporated 1993 Long-Term Equity Incentive Plan
         (also see footnote (1) on Pages 13-14 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 4-a of Registration No. 33-65048 on Form S-8 as filed with the Securities and Exchange Commission on June 25, 1993)

  10.N*- AMP Incorporated Stock Bonus Unit and Supplemental Cash
         Bonus Agreement (incorporated by reference to Exhibit
         10.B of the 10-Q Report for the Quarter ended September
         30, 1993)

  10.O*- AMP Incorporated Non-Qualified Stock Option Agreement
         (incorporated by reference to Exhibit 10.C of the 10-Q
         Report for the Quarter ended September 30, 1993)

  10.P*- AMP Incorporated Incentive Stock Option Agreement
         (incorporated by reference to Exhibit 10.D of the 10-Q
         Report for the Quarter ended September 30, 1993)

  10.Q*- Restricted stock agreement between the Company and Mr.
         Dennis Horowitz, Vice President, Americas, dated as of
         September 12, 1994

  10.R*- Restricted stock agreement between the Company and Mr.
         Robert Ripp, Vice President and Chief Financial Officer, dated as of August 15, 1994

   13 - Portions of the Annual Report to shareholders for the year ended December 31, 1994 that are specifically incorporated by reference into this Report

   21  - List of Subsidiaries

   23  - Consent of Independent Public Accountants

   27  - Financial Data Schedule
----------------------
  * A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to the requirements of this 10-K Annual Report.

THE COMPANY WILL FURNISH ANY EXHIBIT LISTED ABOVE UPON REQUEST.
EXCEPT FOR THE ANNUAL REPORT TO SHAREHOLDERS, PAYMENT FOR THE
COST OF PROVIDING THE EXHIBIT MAY BE REQUIRED FOR VOLUMINOUS
EXHIBITS.

(b)   Reports on Form 8-K
      There were no reports on Form 8-K filed for the three months ended December 31, 1994.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March, 1995.

                                   AMP Incorporated

                                   /s/  Robert Ripp
                                By______________________________
                                   Robert Ripp, Vice
                                   President and Chief Financial
                                   Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

     Signature                Title                        Date

/s/ J. E. Marley
___________________  Chairman of the Board and a      March 27, 1995
(J. E. Marley)       Director

/s/ W. J. Hudson
___________________  Chief Executive Officer and      March 27, 1995
(W. J. Hudson)       President and a Director

/s/ Robert Ripp
___________________  Vice President and               March 27, 1995
(R. Ripp)            Chief Financial Officer

/s/ David C. Cornelius
___________________  Controller                       March 27, 1995
(D. C. Cornelius)

/s/ D. F. Baker
___________________  Director                         March 27, 1995
(D. F. Baker)

/s/ Ralph D. DeNunzio
___________________  Director                         March 27, 1995
 (R. D. DeNunzio)

/s/ B. H. Franklin
___________________  Director                         March 27, 1995
 (B. H. Franklin)

/s/ Joseph M. Hixon
___________________  Director                         March 27, 1995
(J. M. Hixon III)

/s/ H. A. McInnes
___________________  Director                         March 27, 1995
 (H. A. McInnes)

/s/ John C. Morley
___________________  Director                         March 27, 1995
 (J. C. Morley)

/s/ W. F. Raab
___________________  Director                         March 27, 1995
  (W. F. Raab)

/s/ P. G. Schloemer
___________________  Director                         March 27, 1995
(P. G. Schloemer)

___________________  Director                         March 27, 1995
(T. Shiina)



                               AMP INCORPORATED & SUBSIDIARIES

Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Balance at    Additions     Deductions                         Balance at
                                   Beginning     Charged to    from              Translation      End
Description                        of Year       Expense       Reserves<F1>      Adjustments      of Year
-----------                       -----------    ----------     ------------     -----------      -----------
RESERVE DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:
  Reserve for doubtful accounts--

  Year ended December 31, 1994    $13,420,000    $8,982,000     $(2,915,000)     $1,122,000        $20,609,000
  Year ended December 31, 1993    $11,532,000    $5,544,000     $(3,045,000)     $(611,000)        $13,420,000
  Year ended December 31, 1992    $10,822,000    $5,147,000     $(3,525,000)     $(912,000)        $11,532,000
__________

<F1>  Uncollectible accounts charged against the reserve, net of recoveries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

     To AMP Incorporated:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in AMP Incorporated's annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, PA
February 17, 1995                    /s/ Arthur Andersen LLP

                                      Arthur Andersen LLP
APPENDIX

             10-K Report for Year Ended December 31 ,1994

1) Part III, Item 10, Directors and Executive Officers of the Registrant. Page 2 of the Proxy Statement for the AMP Incorporated 1994 Annual Shareholders' Meeting includes a portrait photograph of Dexter F. Baker, a director and nominee for director. Page 3 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Ralph D. DeNunzio, Barbara Hackman Franklin, Joseph M. Hixon III, and William J. Hudson, Jr. Page 4 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: James
    E. Marley, Harold A. McInnes, John C. Morley, and Walter F. Raab. Page 5 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Paul G. Schloemer, and Takeo Shiina.

                      EXHIBIT INDEX
  Exhibit
  Number                        Description
  -------                      -------------

   3.(i)  - Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii) - Bylaws of the Company

   4.A - Shareholder Rights Plan adopted by the Company's Board of Directors October 25, 1989

   4.B - Amendment Rights Agreement between the Company and
         Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4-b of the 10-K Report for the year ended December 31, 1992)

   4.C - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

 10.A* - AMP Incorporated Stock Option Plan for Outside Directors
         (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

 10.B* - Executive Severance Agreements dated October 28, 1981,
         October 27, 1983, and January 24, 1990 between the Company and certain of the Company's Executive Officers (also see the section entitled "Termination of Employment and Change of Control Arrangements" on
         Page 24 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report). (The 1981 and 1983 Agreements are incorporated by reference to Exhibit 10-b of the 10-K Report for the year ended December 31, 1990, and the 1990 Agreement is incorporated by reference to Exhibit 10.B of the 10-K Report for the year ended December 31, 1993)

  10.C*- AMP Incorporated Bonus Plan (Stock Plus Cash) (also see footnote (1) on Pages 14-15 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10c of the 10-K Report for the year ended December 31, 1992)

  10.D*- AMP Incorporated Pension Restoration Plan (January 1,
         1994 Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report)

  10.E*- Executive life insurance plan (incorporated by reference to Exhibit 10-e of the 10-K Report for the year ended
         December 31, 1990)

  10.F*- Deferred Compensation Plan for Non-Employee Directors

  10.G*- Retirement plan for outside directors (also see the section entitled "Retirement" on Page 8 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10g of the 10-K Report for the year ended December 31, 1990)

  10.H*- Consulting agreement between the Company and Mr. Walter
         F. Raab, Director and former Chairman of the Board and Chief Executive Officer, dated December 19, 1990
         (incorporated by reference to Exhibit 10-h of the 10-K
         Report for the year ended December 31, 1992)

  10.I*- Amendment to the consulting agreement between the Company and Mr. Walter F. Raab, dated December 21, 1992 (also see footnote (5) on Page 7 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 13, Part III of this Report). (Incorporated by reference to
         Exhibit 10-i of the 10-K report for the year ended
         December 31, 1992)

  10.J*- Consulting agreement between the Company and Mr. Harold
         A. McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (also see footnote (4) on Page 7 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under Item 13,
         Part III of this Report). (Incorporated by reference to
         Exhibit 10-j of the 10-K Report for the year ended
         December 31, 1992)

  10.K*- Management Incentive Plan (also see column (d) of the
         Summary Compensation Table on Page 10 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10-i of the 10-K Report for the year ended December 31, 1991)

  10.L*- Director and officer indemnification agreements
         (incorporated by reference to Exhibit 10-j of the 10-K
         Report for the year ended December 31, 1991)

  10.M*- AMP Incorporated 1993 Long-Term Equity Incentive Plan
         (also see footnote (1) on Pages 13-14 of the Proxy Statement for the AMP Incorporated 1995 Annual Shareholders' Meeting incorporated by reference under
         Item 11, Part III of this Report). (Incorporated by reference to Exhibit 4-a of Registration No. 33-65048 on Form S-8 as filed with the Securities and Exchange Commission on June 25, 1993)

  10.N*- AMP Incorporated Stock Bonus Unit and Supplemental Cash
         Bonus Agreement (incorporated by reference to Exhibit
         10.B of the 10-Q Report for the Quarter ended September
         30, 1993)

  10.O*- AMP Incorporated Non-Qualified Stock Option Agreement
         (incorporated by reference to Exhibit 10.C of the 10-Q
         Report for the Quarter ended September 30, 1993)

  10.P*- AMP Incorporated Incentive Stock Option Agreement
         (incorporated by reference to Exhibit 10.D of the 10-Q
         Report for the Quarter ended September 30, 1993)

  10.Q*- Restricted stock agreement between the Company and Mr.
         Dennis Horowitz, Vice President, Americas, dated as of
         September 12, 1994

  10.R*- Restricted stock agreement between the Company and Mr.
         Robert Ripp, Vice President and Chief Financial Officer, dated as of August 15, 1994

   13 - Portions of the Annual Report to shareholders for the year ended December 31, 1994 that are specifically incorporated by reference into this Report

   21  - List of Subsidiaries

   23  - Consent of Independent Public Accountants

   27  - Financial Data Schedule