Form 10-Q
period 1995-03-31
AMP INC
filed 1995-05-15
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			       FORM 10-Q


 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
	 Securities Exchange Act of 1934

	    For the quarterly period ended     March 31, 1995

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

The number of shares of AMP Common Stock (without Par Value) outstanding at May 10, 1995 was 209,689,805.


		    AMP Incorporated & Subsidiaries

		    PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income and the Consolidated
Statements of Cash Flows for the three months ended March 31, 1995 and 1994, and the Consolidated Balance Sheets at March 31, 1995 and
December 31, 1994, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

		   CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

					   (dollars in thousands,
					   except per share data)

					     For the Three Months
					       Ended March 31,

					    1995             1994
					-----------      -----------
Net Sales..........................     $ 1,202,800      $   906,123
Cost of Sales......................         812,716          603,967
					-----------      -----------
    Gross income...................         390,084          302,156
Selling, General and
 Administrative Expenses...........         200,484          162,173
					-----------      -----------
    Income from operations.........         189,600          139,983
Interest Expense...................          (6,764)          (4,247)
Other Deductions, net..............         (14,332)          (6,516)
					-----------      -----------
    Income before income taxes.....         168,504          129,220
Income Taxes.......................          63,700           49,670
					-----------      -----------
Net Income.........................     $   104,804      $    79,550
					===========      ===========

*Per Share - Net  income............         $.50             $.38
	    Cash dividends..........         $.23             $.21

*Weighted average number of shares..    209,653,300      209,832,704
					===========      ===========
*Per share data and weighted average shares have been retroactively restated to reflect the 2-for-1 stock split on March 2, 1995.


		 AMP Incorporated & Subsidiaries

	      CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (Condensed and Unaudited)

					      (dollars in thousands)

					       For the Three Months
						  Ended March 31,

						 1995          1994
					       ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 239,937    $ 257,678

Operating Activities:
  Net income................................     104,804       79,550
  Noncash adjustments -
    Depreciation and amortization...........      77,697       67,900
    Changes in operating assets
     and liabilities........................     (60,844)     (57,739)
    Other, net..............................      10,924       (7,779)
					       ---------    ---------
      Cash provided by operating
       activities...........................     132,581       81,932
					       ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (139,380)     (88,104)
  Other, net................................      (2,481)       9,844
					       ---------    ---------
      Cash used for investing
       activities...........................    (141,861)     (78,260)
					       ---------    ---------
Financing Activities:
  Changes in short-term debt................      49,630      (33,473)
  Additions to long-term debt...............      10,466       37,974
  Reductions of long-term debt..............     (13,564)        (359)
  Purchases of treasury stock...............        (112)        --
  Dividends paid............................     (48,220)     (44,065)
					       ---------    ---------
      Cash used for financing
       activities...........................      (1,800)     (39,923)
					       ---------    ----------
Effect of Exchange Rate Changes
 on Cash....................................       6,096        4,239
					       ---------    ----------
Cash and Cash Equivalents at March 31.......   $ 234,953    $ 225,666
					       =========    ==========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $ (52,699)   $ (98,250)
  Inventories...............................     (16,608)      (7,140)
  Other current assets......................     (18,937)     (27,366)
  Payables, trade and other.................     (16,585)      35,226
  Accrued payrolls and benefits.............      24,251        9,735
  Other accrued liabilities.................      19,734       30,056
					       ---------    ---------
					       $ (60,844)   $ (57,739)
					       =========    =========
Income tax payments.........................   $  51,370    $  30,679

Interest paid during the periods was approximately equal to amounts charged to expense.

		AMP Incorporated & Subsidiaries

		  CONSOLIDATED BALANCE SHEETS
			  (Condensed)

					  (dollars in thousands)

					March 31,      December 31,
					  1995             1994
				       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   234,953     $   239,937
  Securities available for sale......      144,931         155,458
  Receivables........................      953,707         838,389
  Inventories---
    Finished goods and work in
      process........................      361,963         335,028
    Purchased and manufactured parts.      195,695         180,561
    Raw materials....................       63,908          65,537
				       -----------     -----------
      Total inventories..............      621,566         581,126
  Other current assets...............      227,962         196,913
				       -----------     -----------
      Total current assets...........    2,183,119       2,011,823
				       -----------     -----------
Property, Plant and Equipment........    3,698,084       3,451,442
  Less - Accumulated depreciation....    2,114,255       1,980,249
				       -----------     -----------
      Property, plant and equipment,
       net...........................    1,583,829       1,471,193
				       -----------     -----------
Investments and Other Assets.........      291,011         287,898
				       -----------     -----------
TOTAL ASSETS.........................  $ 4,057,959     $ 3,770,914
				       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   237,045     $   175,820
  Payables, trade and other..........      424,309         388,979
  Accrued liabilities................      489,408         446,549
				       -----------     -----------
    Total current liabilities........    1,150,762       1,011,348
Long-Term Debt.......................      232,686         211,244
Other Liabilities and
  Deferred Credits...................      229,684         213,907
				       -----------     -----------
    Total liabilities................    1,613,132       1,436,499
Shareholders' Equity.................    2,444,827       2,334,415
				       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 4,057,959     $ 3,770,914
				       ===========     ===========


		   AMP Incorporated & Subsidiaries

	  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		     (March 31, 1995, Unaudited)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 1995

HIGHLIGHTS

SALES Record $1.20 billion; up 33% from $906 million in first quarter 1994, up 10% from $1.10 billion in fourth quarter 1994

EARNINGS Record 50 cents/share; up 32% from 38 cents/share in first quarter 1994 and 4% from 48 cents/share in fourth quarter 1994

BOOKINGS Record $1.30 billion, up 32% from $985 million in first quarter 1994 and 19% from $1.09 billion in fourth quarter 1994

ORDER BACKLOG  Up $104 million during quarter to record $729 million

EMPLOYMENT  Up 1,100 during quarter to 31,500

CAPITAL EXPENDITURES  $139 million in first quarter; over $550
		      million expected for year

DIVIDEND ACTION/STOCK SPLIT

On Wednesday, April 26, 1995, the Board of Directors declared a regular quarterly dividend of 23 cents per share, payable June 1, 1995 to holders of record May 8, 1995. The current indicated annual rate of 92 cents per share is up from 84 cents in 1994 and 80 cents in 1993 -_ and is the 42nd consecutive annual increase. Pursuant to a two-for-one stock split on March 2, 1995, one additional share was distributed for each share held on the February 6, 1995 record date.

PRODUCT EXPANSION

AMP is now far more than just the world's greatest connector company.

     Our mission is to steadily evolve from being the leading supplier of electrical/electronic connectors (still nearly 90% of sales) into a global producer of total interconnection systems, value-added assemblies, and related electrical/electronic components. Through new product development, acquisitions, and strategic alliances we have broadened in recent years into cables, cable assemblies, panel assemblies, printed circuit boards, networking/premises wiring units, PCMCIA cards, opto-electronic devices, sensors, and wireless systems components and assemblies. Soon to be introduced will be next-generation ATM (Asynchronous Transfer Mode) telecommunications switching systems. The common thread throughout is "connectivity" - from simple terminals crimped on the end of a wire to sophisticated connection-intensive assemblies and units.

  Sockets for Pentium(TM), Alpha and other new semiconductor devices; MICTOR high-density board-to-board connector; AMP-AKZO printed circuit board; piezoelectric sensor for accelerometers; PCMCIA card for computer add-on capabilities; and computer cable assembly.

  AMP MINIWEDGE connectors are part of a growing family of electrical power line connections.

ANNUAL MEETING REPORT

     The AMP Incorporated Annual Meeting was held April 26, 1995, at 10:30 a.m. at the M. C. Benton, Jr. Convention and Civic Center, Winston-
Salem, North Carolina.

FORMAL BUSINESS

     Chairman James E. Marley stated that 84% of the stock was represented in person or by proxy.

The following Directors were elected:

D.F. Baker          W.J. Hudson       W.F. Raab
R.D. DeNunzio       J.E. Marley       P.G. Schloemer
B.H. Franklin       H.A. McInnes      T. Shiina
J.M. Hixon          J.C. Morley

     Each of the directors received over 99% of the votes cast. The proposals to approve the revised Management Incentive Plan and to approve the 1993 Long-Term Equity Incentive Plan as amended were passed by over 95% of the votes cast and 89% of the shareholders entitled to vote and either present in person or represented by a proxy, respectively.

     The shareholder proposal relating to minority and gender inclusiveness in senior management and on the Board of Directors was defeated, having received less than 7% of the votes cast.

NEWS RELEASE

A news release on current results and outlook was made Wednesday, April 26, 1995:

SALES AND EARNINGS

     Reflecting the good growth in most of the industrialized world and in the markets we serve, and also the weaker U.S. dollar, sales and earnings set new quarterly highs well ahead of year-earlier and prior quarter levels. First quarter sales of $1.20 billion and earnings of 50 cents per share were up 33% and 32% respectively from $906 million and 38 cents per share a year ago, and up 10% and 4% from $1.10 billion and 48 cents in the fourth quarter 1994. This was better than we expected when we began the quarter, but closely in line with current analyst expectations. The weakening of the U.S. dollar added
$63 million to sales from the year-earlier period and $9 million from the fourth quarter. Exchange rates staying at current levels the rest of this year would add $200 million to sales and several cents to earnings.

     U.S. sales (40% of the worldwide total) were up 16% - similar to the 15% growth rate for all of 1994. Sales continue to be strongest in the automotive, communications equipment, and industrial/commercial electronics markets. International sales were up 34% in local currencies and 46% in U.S. dollars.

     European sales (35% of the worldwide total) were up 36% in local currencies and 53% in U.S. dollars - much better than the 16% local currency and 17% dollar growth rates in all of 1994. Strongest country growth was in Germany, Great Britain, and Spain; strongest markets were automotive, communications, and consumer goods. 1995 results include the results of SIMEL and ARA acquired in December 1994, which will add about 5% to our European sales this year.

     Asia/Pacific sales (21% of the total) grew 27% in local currencies and 40% in U.S. dollars - much better than the 11% local currency and 18% U.S. dollar growth rates for all of 1994. Strongest country growth was in Hong Kong, Korea, and Taiwan; strongest markets were utilities, networking, and consumer electronics. In contrast to the slow recovery of the Japanese economy, our Japanese sales (over half of regional sales) grew 17% in local currency and 33% in U.S. dollars compared to the year-earlier period.

     Sales in the Americas outside the U.S. were up 34%, compared to 29% for all of 1994. The recession and weaker peso in Mexico did not have a significant effect on our regional performance.

     Worldwide profit margins (15.8% operating, 14.0% pretax, 8.7% after-tax) held fairly steady with the first quarter of 1994 (15.4%, 14.3%, 8.8%) and for all of 1994 (16.1%, 14.8%, 9.2%). The current tax rate of 37.8% is similar to the year-earlier 38.4% and 37.8% for all of 1994. Return on shareholders' equity improved to 17.5% from 15.2% in first quarter 1994 and 16.8% for all of 1994. Other Deductions, net, was higher than expected primarily because of higher than usual legal expenses.

OUTLOOK

     We believe the outlook is good for continued AMP growth during the rest of this year. The significant increase in the order backlog should lead to record sales again in the second quarter _ which should permit further earnings growth. Our assumptions are that we are in a period of broadening, sustainable economic growth throughout the world, and that the electrical/electronic markets we serve have excellent prospects of continuing to grow two to three times GDP growth in most countries. The only sign of slowing we've seen is in the interest-sensitive, housing-related U.S. appliance market, which looks flat this year after modest annual growth for several years. However, we do not believe this is a forerunner of a broad cyclical downturn and recession, but rather of a more modest, sustainable growth rate ahead for the U.S. economy. We still expect our U.S. sales growth this year to be similar to last year's 15%. Worldwide we think that if present economic trends and currency exchange rate levels continue, our sales growth rate could be better than last year when sales rose 17% to $4.0 billion.

     We are just past the mid-point of the decade of the 1990s. During the first half, while experiencing recessions in the U.S., Europe, and Japan, we continued to build our long-term growth capabilities. As the decade began, we launched our Journey to Excellence to accelerate our productivity, quality and service improvement efforts, and our formal product/market diversification program, and intensified our acquisition/strategic alliance activities. We continued to make timely entry into new geographic markets each year, increase capital expenditures, and modernize and expand facilities. We also maintained spending on research, development, and engineering at 11-12% of sales
- - and our position as one of the top 25 U.S. patent holders.
So far during the 1990s we have:

- - Increased sales from $2.8 billion in 1989 to about $5 billion expected this year

- - Increased earnings from $1.32 per share in 1989 to over $2.00 expected this year. (In 1994 earnings rose 24% to $1.76 per share.)

- - Increased capital spending from $252 million in 1989 to over $550 million expected this year

- - Increased RD&E spending from $333 million in 1989 to over $525 million expected in 1995

- -  Formed subsidiaries in ten more countries, and

- - Significantly improved quality, deliveries, customer approval ratings, sales per employee, and sales per sq. ft.

     Our goal is to grow better than 1 1/2 times the 6-9% annual growth rate expected for the connector industry - to reach or exceed $10 billion sales early in the next century - while restoring profit margins and return on shareholders' equity to earlier levels (18% pretax, 20% ROE). With the foundation we've built in recent years, we believe the prospects are good for achieving our goals assuming favorable business conditions. We continue to gain share in our core business of connection devices (nearly 90% of sales, 20% market share in a $22 billion market); while making good progress in addressing new, large, fast-growing markets - over $60 billion - in cables, cable assemblies, printed circuit boards, panel assemblies, networking/premises wiring units and assemblies, sensors, "smart" cards, and ATM switching systems.

EXPANSION

    Capital expenditures have risen from $330 million in 1993 and $457 million last year to over $550 million expected this year as we steadily add capabilities for producing new products (currently 200 new part numbers/day; 50,000/year) and add capacity for the good growth expected in the next few years. With expansion planned in over a dozen countries, we expect to add more space than last year when floor area rose 700,000 sq. ft. to 10.8 million sq. ft. We entered our 36th country outside the U.S. with the recent formation of a subsidiary in Slovenia.

MERGER WITH M/A-COM

     On March 10, 1995, we announced a proposed merger of M/A-COM, Inc.
into AMP by offering .28 AMP shares for each M/A-COM share. About 8 million AMP shares will be issued. Based in Lowell, MA, M/A-COM is a leading producer of RF, microwave and millimeter wave components
(including connectors) for the wireless communications market. 1994 sales were $342 million; income from continuing operations $3.4 million. A vote by M/A-COM shareholders is expected in mid-June. The merger, which is not expected to significantly affect earnings this year, will give AMP much greater participation in a fast growing market and give M/A-COM products much better market exposure throughout the world. The two companies serve many of the same customers. When the merger is completed, M/A-COM results will be included in our worldwide results.
- ----------------------------------------------------------------------------

Comments at the annual meeting included a review by President and CEO William J. Hudson of our accelerated efforts to transform AMP into a more sharply focused, globally integrated organization pursuing a clearly understood strategy of core business growth accompanied by aggressive product and market diversification. Chairman James E. Marley reviewed our broadening activities in human resources - education, training, managerial and executive development, and organizational planning. Jay Hassan, Vice President-Global Interconnect Systems Business, reviewed our product/market diversification efforts - particularly our growing involvement in the rapidly evolving "Information Superhighway."


		FORTUNE 500 RANKINGS
	       (based on 1994 results)

				 Overall**       Electronics*

Sales                               285              12
Net Income                          173               9
Net Income as % of Sales (9.2%)     100              12
Net Income as % of Assets (9.8%)     45              10
Net Income as % of Equity (15.8%)   187              21
10-Year Earnings Per Share
	   Growth Rate (6.5%)       173              17

*39 Companies
**Now includes both industrial and service companies


		PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

The Annual Meeting of Shareholders of AMP Incorporated was held on Wednesday, April 26, 1995 beginning at 10:30 a.m., local time, at the M.C. Benton, Jr. Convention and Civic Center, Winston-Salem, North Carolina. As of the record date (March 10, 1995) for the Annual Meeting, 209,679,077 shares of Common Stock were outstanding and entitled to vote. 176,137,772 shares, representing over 84% of the outstanding Common Stock eligible to vote, were represented at the Annual Meeting either in person or by proxy.

    * All of the directors of the Company, eleven in number, were elected at the Annual Meeting, each by an affirmative vote of at least 99% of the votes cast. The results of the vote tabulation for each director are as follows:

	  Director                  Votes For     Votes Withheld
	  --------                  ---------     --------------

	  Dexter F. Baker           175,319,160       818,612
	  Ralph D. DeNunzio         175,404,330       733,442
	  Barbara H. Franklin       175,439,242       698,530
	  Joseph M. Hixon III       175,461,713       676,059
	  William J. Hudson, Jr.    175,471,319       666,453
	  James E. Marley           175,463,469       674,303
	  Harold A. McInnes         175,331,280       806,492
	  John C. Morley            175,457,415       680,357
	  Walter F. Raab            175,250,675       887,097
	  Paul G. Schloemer         175,329,512       808,260
	  Takeo Shiina              175,436,428       701,344

    *  The proposal for shareholder approval of the Company's revised
       AMP Management Incentive Plan, under which the Company will annually reward the Company's officers and key senior executives for the achievement of corporate-wide and business unit-specific financial performance targets pre-established by the Compensation and Management Development Committee, together with individual nonfinancial performance objectives determined in advance for each participant, was passed by an affirmative vote of over 95% of the votes cast. On this matter, which was deemed a routine proposal under the rules of the New York Stock Exchange, 166,050,540 votes were for the proposal, 7,722,610 votes were against, and 3,364,622 votes abstained. Abstentions and broker non-votes were not counted as votes cast.

    * The proposal for shareholder approval of the Company's AMP Incorporated 1993 Long-Term Equity Incentive Plan as amended, under which the Company can award multiple year performance-based restricted stock in addition to the Company's historical Stock Bonus Units, Supplemental Cash Bonuses, and Stock Options to attract, retain and motivate the Company's key employees, was passed by an affirmative vote of just over 89% of the shares of Common Stock entitled to vote and either present in person or represented by proxy. On this matter, which was deemed a routine proposal under the rules of the New York Stock Exchange, 156,928,551 votes were for the proposal, 17,043,631 votes were against, and 2,165,590 votes abstained. Abstentions were counted in determining the total number of shares present in person or represented by proxy and entitled to vote.

    * The shareholder proposal submitted by The Dominican Sisters of Adrian, Michigan and seeking action by the Company's Board of Directors to i) publicly commit the Company to a policy of greater diversity in senior management and Board positions; ii) develop a plan to effect such diversity, including time line expectations, and periodically report on progress in the implementation of the plan; and
       iii) establish a Nominating Committee to further the first two objectives, did not pass, receiving only 10,562,829 votes, or less than 7%, of the votes cast. On this matter, which was deemed non-routine under the rules of the New York Stock Exchange, 140,983,260 votes were against the proposal, 13,037,709 votes abstained, and 11,553,974 votes were broker non-votes. Abstentions and broker non-votes were not counted as votes cast.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

	  10.A - Amendments dated March 1, 1995 to executive life insurance agreements in the form dated October, 1990

	  10.B - Executive split-dollar life insurance agreements in the form dated January, 1995

	  10.C - AMP Incorporated Pension Restoration Plan (January 1, 1995 Restatement), a supplemental employee retirement plan

	  10.D - AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees

	  27 - Financial Data Schedule

     (B)  Reports on Form 8-K --

	  A Current Report on Form 8-K dated January 25, 1995 was filed by the Company during the quarter ended March 31, 1995. In Item 5 of such report it was disclosed that the Board of Directors had declared a two-for-one split of the Company's Common Stock without par value for shares issued as of the close of business on February 6, 1995. The report indicated that certificates representing one additional share for each share of Common Stock issued as of said date would be distributed to shareholders on or about March 1, 1995. The report also disclosed that, as permitted under Section 1914(c)(3)(ii) of the Pennsylvania Business Corporation Law of 1988, as amended, the Board of Directors on its own action increased the number of authorized shares of Common Stock from 350 million to 700 million, in proportion to the 2-for-1 stock split.

	  A Current Report on Form 8-K dated March 10, 1995 was also filed by the Company during the quarter ended March 31, 1995. In Item 5 of such report it was disclosed that the Company and M/A-Com, Inc., a Massachusetts corporation, had jointly announced in a press release that they had entered into an Agreement and Plan of Merger pursuant to which a wholly-owned subsidiary of the Company will, subject to the satisfaction of certain conditions, merge with and into M/A-Com, Inc., with M/A-Com, Inc. surviving as a wholly-owned subsidiary of the Company.

			SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 12, 1995                AMP INCORPORATED
				   (Registrant)


				   By:
				   __________________________________
				     R. Ripp
				     Vice President and
				     Chief Financial Officer

				   By:
				   __________________________________
				     David C. Cornelius
				     Controller


			EXHIBIT INDEX
			-------------

      Exhibit
      Number                              Description
      -------                             -----------

       10.A - Amendments dated March 1, 1995 to executive life insurance agreements in the form dated October, 1990

       10.B - Executive split-dollar life insurance agreements in the form dated January, 1995

       10.C - AMP Incorporated Pension Restoration Plan (January 1, 1995 Restatement), a supplemental employee retirement plan

       10.D - AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees

       27   -    Financial Data Schedule