Form 10-Q
period 1995-06-30
AMP INC
filed 1995-08-14
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			       FORM 10-Q

 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
	 Securities Exchange Act of 1934

	    For the quarterly period ended     June 30, 1995

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

The number of shares of AMP Common Stock (without Par Value) outstanding at August 11, 1995 was 217,587,672. This number includes 7,595,525 shares of AMP Common Stock issued for the exchange of M/A-COM, Inc. common stock in the registrant's merger with M/A-COM, Inc.; a small portion of these shares represent fractional shares that will not be exchanged but will be paid in cash.

					  Includes an Exhibit Index.

		    AMP Incorporated & Subsidiaries

		    PART I.   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the six months ended June 30, 1995 and 1994, the Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994, and the Consolidated Balance Sheets at June 30, 1995 and December 31, 1994, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

		   CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

					   (dollars in thousands,
					   except per share data)

					     For the Three Months
					       Ended June 30,

					   1995          1994 (1)(2)
				       ------------     ------------
Net Sales..........................    $  1,336,059     $  1,087,836
Cost of Sales......................         887,718          714,149
				       ------------     ------------
    Gross income...................         448,341          373,687
Selling, General and
 Administrative Expenses...........         237,915          203,233
Merger - related expenses..........          48,683            --
				       ------------     ------------
    Income from operations.........         161,743          170,454
Interest Expense...................         (10,326)          (7,320)
Other Deductions,  net.............          (3,926)          (7,596)
				       ------------     ------------
    Income before income taxes.....         147,491          155,538
Income Taxes.......................          49,973           59,142
				       ------------     ------------
Net Income.........................    $     97,518     $     96,396
				       ============     ============

  Per Share - Net  income  (3).....            $.45            $ .44
	      Cash dividends (4)...            $.23            $ .21

(3) Weighted average number of shares   217,329,362      216,979,153
				       ============     ============

(1) Results have been restated to reflect merger with M/A-COM. See Note 2.
(2) M/A-COM fiscal period ended on April 2, 1994.
(3) Per share data and weighted average shares have been retroactively restated to reflect the 2-for-1 stock split on March 2, 1995.
(4) Reflects actual per share payments.



		   CONSOLIDATED STATEMENTS OF INCOME

			       (Unaudited)

					   (dollars in thousands,
					   except per share data)

					     For the Six Months
					       Ended June 30,

					   1995          1994 (1)(2)
				       ------------     ------------
Net Sales..........................    $  2,631,828     $  2,073,079
Cost of Sales......................       1,762,575        1,369,836
				       ------------     ------------
    Gross income...................         869,253          703,243
Selling, General and
 Administrative Expenses...........         466,127          389,587
Merger - related expenses..........          48,683            --
				       ------------     ------------
    Income from operations.........         354,443          313,656
Interest Expense...................         (19,397)         (13,822)
Other Deductions, net.....                  (18,063)         (13,976)
				       ------------     ------------
    Income before income taxes.....         316,983          285,858
Income Taxes.......................         114,150          108,842
				       ------------     ------------
Net Income.........................    $    202,833     $    177,016
				       ============     ============

  Per Share - Net  income    (3)...           $ .93            $ .81
	      Cash dividends (4)...           $ .46            $ .42

(3)Weighted average number of shares    217,248,797      217,007,885
				       ============     ============

(1) Results have been restated to reflect merger with M/A-COM. See Note 2.
(2) M/A-COM fiscal period ended on April 2, 1994.
(3) Per share data and weighted average shares have been retroactively restated to reflect the 2-for-1 stock split on March 2, 1995.
(4) Reflects actual per share payments.




		 AMP Incorporated & Subsidiaries

	      CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (Condensed and Unaudited)

					      (dollars in thousands)

					       For the Six Months
						  Ended June 30,

						 1995 (1)     1994 (1)(2)
					       ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 244,568    $ 267,702

Operating Activities:
  Net income................................     202,833      177,016
  Noncash adjustments -
    Depreciation and amortization...........     176,007      150,451
    Changes in operating assets
     and liabilities........................    (108,965)     (76,726)
    Other, net..............................      52,178       17,651
					       ---------    ---------
      Cash provided by operating
       activities...........................     322,053      268,392
					       ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (326,221)    (197,613)
  Other, net................................      25,466       (8,375)
					       ---------    ---------
      Cash used for investing
       activities...........................    (300,755)    (205,988)
					       ---------    ---------
Financing Activities:
  Changes in short-term debt................      55,730      (65,357)
  Additions to long-term debt...............      13,976       61,950
  Reductions of long-term debt..............     (18,580)      (4,123)
  Purchases of treasury stock...............        (112)      (5,914)
  Dividends paid............................     (96,449)     (88,095)
  Other, net................................       1,188        1,047
					       ---------    ---------
      Cash used for financing
       activities...........................     (44,247)    (100,492)
					       ---------    ---------
Effect of Exchange Rate Changes
 on Cash....................................       5,001        5,113
					       ---------    ---------
Cash and Cash Equivalents at June 30........   $ 226,620    $ 234,727
					       =========    =========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $ (86,510)   $(121,938)
  Inventories...............................     (63,764)     (37,851)
  Other current assets......................     (29,692)     (11,623)
  Payables, trade and other.................      (2,394)      33,731
  Accrued payrolls and benefits.............      36,440       26,239
  Other accrued liabilities.................      36,955       34,716
					       ---------    ---------
					       $(108,965)   $ (76,726)
					       =========    =========

  (1)  Results have been restated to reflect merger with M/A-COM.
       See Note 2.
  (2)  M/A-COM fiscal period began on October 3, 1993 and ended on April
       2, 1994.




	       AMP Incorporated & Subsidiaries

		  CONSOLIDATED BALANCE SHEETS
			  (Condensed)

					  (dollars in thousands)

					 June 30,      December 31,
					  1995             1994
				       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   226,620     $   244,568
  Securities available for sale......      119,036         156,708
  Receivables........................    1,070,292         908,390
Inventories---
    Finished goods and work in
      process........................      407,614         373,094
    Purchased and manufactured parts.      258,057         199,493
    Raw materials....................       74,253          69,366
				       -----------     -----------
      Total inventories..............      739,924         641,953
  Other current assets...............      269,199         222,681
				       -----------     -----------
      Total current assets...........    2,425,071       2,174,300
				       -----------     -----------
Property, Plant and Equipment........    4,153,860       3,713,660
  Less - Accumulated depreciation....    2,365,350       2,138,978
				       -----------     -----------
      Property, plant and equipment,
       net...........................    1,788,510       1,574,682
				       -----------     -----------
Investments and Other Assets.........      343,075         343,564
				       -----------     -----------
TOTAL ASSETS.........................  $ 4,556,656     $ 4,092,546
				       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   255,770     $   182,338
  Payables, trade and other..........      462,609         403,947
  Accrued liabilities................      588,997         520,637
				       -----------     -----------
    Total current liabilities........    1,307,376       1,106,922
Long-Term Debt.......................      309,413         278,843
Other Liabilities and
  Deferred Credits...................      253,199         211,026
				       -----------     -----------
    Total liabilities................    1,869,988       1,596,791
Shareholders' Equity.................    2,686,668       2,495,755
				       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 4,556,656     $ 4,092,546
				       ===========     ===========

		   AMP Incorporated & Subsidiaries

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		     (June 30, 1995 Unaudited)

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1995.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

 2.  MERGER WITH M/A-COM

     On June 30, 1995, AMP Incorporated ("AMP") acquired M/A-COM, Inc. ("M/A-COM") and in connection therewith issued 7,595,525 shares of AMP common stock for all of the outstanding common shares of M/A-COM. The acquisition was accounted for as a pooling of interests and accordingly, the AMP consolidated financial statements for all periods prior to the merger have been restated to include the results of M/A-COM. In recording the business combination, M/A-COM's 1994 and prior years' financial statements (ended on the Saturday closest to September 30) were combined with AMP's December 31 fiscal year end financial statements. Beginning in 1995, M/A-COM's calendar quarters are combined with AMP's calendar quarters as of the same date. In conforming the reporting periods, the net loss of M/A-COM for the quarter ended December 31, 1994 of $5.1 million was charged directly to retained earnings.

     The consolidated financial results of the three months ended June 30, 1995 include charges of approximately $49 million before taxes (which reduced after-tax earnings by $.15 per share) of transaction fees and other one-time expenses associated with the merger. In addition, adjustments to conform M/A-COM's adoption of SFAS No. 109 on "Accounting for Income Taxes" increased retained earnings by $39 million and reduced M/A-COM's previously reported tax provision for the three and six months ended June 30, 1994 by $.1 million and $.4 million, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

SECOND QUARTER 1995

  MERGER
	  AMP merged with M/A-COM June 30, 1995; therefore, unless otherwise noted, all figures in this report are on a consolidated basis, and prior periods have been restated to reflect this pooling of interests.

  SALES
	  Record $1.34 billion; up 23% from $1.09 billion in second quarter 1994, up 3% from $1.30 billion in first quarter 1995

  EARNINGS
	  Before merger - Record 61 cents/share; up 33% from 46 cents/share in second quarter 1994 and 22% from 50 cents/share in first quarter 1995

	  After merger consolidation - 45 cents/share; up 2% from 44 cents in second quarter 1994 and down 6% from 48 cents/share in first quarter 1995. 16 cents/share reduction due to one-time merger costs and 4% more shares outstanding

  BOOKINGS
	  Record $1.40 billion, up 23% from $1.14 billion in year-earlier quarter and flat with prior quarter. Inclusion of M/A-COM added $81 million to the year-earlier, $108 million to the prior and $110 million to the second quarter

  ORDER BACKLOG
	  Up $68 million during quarter to record $1.02 billion. Inclusion of M/A-COM added $215 million to the first and $226 million to the second quarter

  EMPLOYMENT
	  Up 800 during quarter to 36,100. Inclusion of M/A-COM added 3,500 to the first and 3,600 to the second quarter

SIX MONTHS

  SALES
	  $2.63 billion, up 27% from $2.07 billion in first half 1994

  EARNINGS PER SHARE
	  Before merger - Record $1.11/share, up 32% from 84 cents in first half 1994

	  After merger consolidation - 93 cents/share, up 15% from 81 cents in first half 1994

  CAPITAL EXPENDITURES
	  Record $326 million in first half. Inclusion of M/A-COM added $11 million. $650-675 million expected for year



  Second quarter operating results set new highs in bookings, sales and earnings before including M/A-COM's results and the one-time costs arising from the June 30, 1995 merger. A news release issued at our June 26, 1995 semi-annual analyst meeting in Harrisburg stated that, before inclusion of M/A-COM, second quarter sales would be about $1.25 billion and earnings about 55 cents/share. Excluding M/A-COM, AMP's second quarter sales were up 23% to a record $1.24 billion and pre-merger earnings were up 33% to a record 61 cents from $1.00 billion and 46 cents in the year-earlier period. The pre-merger operating margin improved over the year-earlier and prior quarters, Other Deductions (Net) declined, and the effective tax rate was reduced. In April, we reported first quarter sales of $1.20 billion and earnings of 50 cents.

  M/A-COM sales growth continued. Sales were $99.2 million, up 18% from $83.9 million in the year-earlier period and up 7% from $93.0 million in the prior quarter. Sales had declined to $79.1 million in the quarter ended January 1, 1994 and a loss of $5.1 million was incurred in the quarter ended December 31, 1994 on sales of $81.6 million. In the most recent quarter, the company was slightly profitable before inclusion of one-time merger-related costs. The conversion from military to commercial business continues -- rising to about 70% commercial orders during the quarter.
A few years ago most sales were to military customers. Continuing to grow faster than in the U.S., M/A-COM's international sales are now over 40% of its total sales.

  Second quarter consolidated sales were a record $1.34 billion, up 23% from a year-earlier $1.09 billion sales and up 3% from $1.30 billion in the first quarter this year. The consolidated second quarter earnings of 45 cents/share, up 2% from 44 cents/share in the year-earlier quarter, were reduced by one-time merger costs of about $49 million, and the nearly 4% dilutive effect from issuing approximately 7.6 million AMP shares in exchange for all M/A-COM stock -- about a 16 cents per share total effect. The impact of the merger reduced the first quarter's previously reported earnings of 50 cents/share to 48 cents/share.

  Compared to the year-earlier period, second quarter consolidated sales were up 13% in the U.S., and up 17% in local currencies and 31% in U.S. dollars internationally. The weakening of the U.S. dollar during the past year added $85 million to second quarter and $150 million to first half consolidated sales compared to the year-earlier periods, and $39 million compared to the first quarter of this year. If currency rates remain at present levels the rest of the year, the effect would continue to be positive year-to-year.

  First half consolidated sales in the U.S. were up 14%. Sales growth was broad-based, but sales to the appliance industry (about 5% of sales) were flat. Strongest sales growth in the first half was in the automotive, communications equipment, and computer markets.

  European first half sales were up 28% in local currencies and 44% in U.S. dollars. Sales were strongest in the computer, networking and telecommunications markets. Strongest country growth was in Great Britain, Holland and Spain.

  Asia/Pacific first-half sales were up 18% in local currencies and 34% in U.S. dollars. Strongest markets were networking, industrial machinery, and consumer electronics. Sales continue to grow in Japan (over half of our regional total) despite the weak economic recovery and sluggish automotive market. Sales were up over 10% in yen and over 30% in U.S. dollars. Sales growth was very broad-based and strong throughout the rest of the region.

OUTLOOK

  The outlook continues to be good. Although U.S. economic growth has moderated in recent months and growth in European and Japanese car production has slowed recently, we have not significantly changed our expectations for good broad-based worldwide sales and earnings growth this year. We continue to expect third quarter sales to be similar to the second, or down only slightly due to the usual seasonal softness, and fourth quarter to set new highs in sales and earnings. Unless there is a further slowing of the U.S. economy or more signs of slowdown in other major economies, which we do not expect, analyst consensus estimates of $2.10-$2.20/share for the entire year, before inclusion of the one-time merger costs, on 20-25% sales growth still seem reasonable assuming exchange rates remain fairly constant.

  We believe the electrical/electronic markets we serve throughout the world will continue to show good growth for many years because the accelerating rate of innovation is enabling technology to continue its pervasive spread into all areas of society -- and because of the strong demand for more and better infrastructure globally. The acquisition of M/A-COM certainly enhances our growth prospects. Wireless communications is one of the fastest growing markets we are addressing. The combination of M/A-COM's leadership position in this market and AMP's global resources should result in market share gains in the coming years. M/A-COM's top customers are also among AMP's top customers and M/A-COM components -- semiconductor devices, connectors, antennas, and related products -- fit very well with AMP's product offerings and marketing capabilities.

  Throughout the world our actions reflect our optimism about the future. This year we will spend over $100 million more for research, development and engineering than last year's $488 million. Capital expenditures for many new facilities, tooling and machines could be up $150-200 million or more over the $473 million last year. We continue to expand internationally with a half dozen more subsidiaries expected within the next year or so.
We continue to look at acquisitions and strategic alliances that give us access to new technologies and markets.

  Our Vision 2000 sales goal is $10 billion, assuming reasonably good economic conditions and business trends. At the midpoint of this decade, we are half way toward that goal.

  Our strategy is to continue to steadily broaden our product and market scope through both internal developments and external sources. Our Global Interconnect Systems Business Group is our primary thrust in this diversification. We continue to expect that group to become profitable in the next year and a half or so. This diversification is taking us into value-added assemblies; total interconnection systems; networking units, systems and services; and related components -- fast growing markets that now total $60-70 billion. This is in addition to a connector industry now estimated at $25 billion and expected to grow at a 6-9% annual rate. We continue to gain market share in our core connection business (still over 90% of sales).

EXPANSION

  Capital expenditures are rising sharply as we prepare for future growth in the second half and next year -- increasing from $370 million in 1993 to $473 million last year and an estimated $650-675 million this year. Expansion of facilities is occurring at several U.S. locations and over a dozen international subsidiaries. In the U.S. we are nearing completion of a 200,000 sq. ft. engineering building in the Harrisburg area. Floor space should increase about one million sq. ft. to over 13 million this year.

M/A-COM MERGER

  As previously announced, AMP merged with M/A-COM, Inc. on June 30, 1995 by issuing approximately 7.6 million shares of AMP stock, raising the outstanding stock to 217 million shares. The transaction for tax purposes is a tax-free exchange of stock and a pooling of interests for financial reporting purposes. M/A-COM has become a wholly owned subsidiary. On July 14, 1995, the $66 million in M/A-COM convertible debentures were called for redemption on August 15, 1995. M/A-COM has about 3,600 employees in 14 facilities in 8 countries. As shown in the financial statements for the quarter just ended, M/A-COM had sales of $99.2 million and a net loss of $28.2 million after incurring one-time pretax merger costs of $45 million. As previously announced, M/A-COM is now headed by 25-year AMP veteran Richard P. Clark, who was appointed vice president-AMP Global Wireless Products Group. He reports directly to CEO and President William J. Hudson. The merger reduced our second quarter earnings by 16 cents/share because of one-time costs and nearly 4% more shares outstanding. Before inclusion of M/A-COM and the restatement of prior results, AMP earned a record 61 cents/share -- up 33% from 46 cents in the year-earlier quarter and up 22% from 50 cents in the first quarter this year.

AMP-AKZO JOINT VENTURE

  The Board of Directors of AMP authorized us to purchase Akzo Nobel's 50% interest in the joint venture that we formed to produce multi-layer printed circuit boards, subject to final negotiation and execution of a definitive purchase contract. This business is growing and should soon become profitable. In the meantime those revenues and that small loss will now begin to be included in our operating results.

ORGANIZATIONAL CHANGES

  In recognition of the increasingly broad scope and larger size of the organizations they head, four Corporate Vice Presidents have been designated Presidents of their regions or business units: Herbert M. Cole - President, AMP Asia/Pacific; John E. Gurski - President, AMP EMEA [Europe, Middle East, Africa]; Javad K. Hassan - President, AMP Global Interconnect Systems Business Group; and Dennis Horowitz - President, The Americas. These designations are part of a transition to a global organization with more authority and stronger management teams at the regional and business unit levels.

  Several other organizational changes were made: Richard P. Clark was appointed Divisional Vice President - AMP Global Wireless Products Group, and President and CEO of M/A-COM, Inc.; Controller David C. Cornelius was reassigned to the position of Divisional Vice President, Finance - Asia/ Pacific; Divisional Vice President G. Russell Knerr was reassigned to the newly-created position of Divisional Vice President, Global Interconnect Systems Business Group - Asia/Pacific; N. D'Arcy Roche was appointed Divisional Vice President and General Manager, Premises Systems and Services; and Divisional Vice President Anthony Zettlemoyer was reassigned to the position of Divisional Vice President, Marketing - Asia/Pacific.

  In addition, William S. Urkiel, Jr. has been elected as AMP's new Corporate Controller, replacing David C. Cornelius. He will assume his new position on September 11, 1995, and was previously employed by IBM where he most recently served as Senior Managing Director, Finance and Planning for IBM Japan.

DIVIDEND ACTION

  On Wednesday, July 26, 1995, the Board of Directors declared a regular quarterly dividend of 23 cents/share payable September 1, 1995 to shareholders of record August 7, 1995. The current rate indicates an annual dividend of 92 cents/share for 1995 compared to 84 cents in 1994, 80 cents in 1993, and 76 cents in 1992 - the 42nd consecutive annual increase.



		      PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

	      27 - Financial Data Schedule

     (B)  Reports on Form 8-K --

	  A current Report on Form 8-K dated June 30, 1995 was filed by the Company on July 13, 1995. In Item 5 of such report it was disclosed that the shareholders of M/A-COM, Inc. approved a merger proposal with the Company at a special shareholders meeting held on June 30, 1995 in Lowell, Massachusetts, following which the merger was completed. M/A-COM share-holders will receive .28 shares of the Company's common stock for each M/A-COM share held. The exchange is structured as a tax-free reorganization for Federal income tax purposes and as a pooling of interests for accounting purposes. The merger will allow the Company to provide a full range of discrete semiconductors, integrated circuits, multifunction assemblies, cables, connectors and antennas to the high-growth markets for advanced wireless, microwave and radio frequency communications.

			SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1995             AMP INCORPORATED
				   (Registrant)


				   By: /s/  W. J. Hudson
				   __________________________________
				    William J. Hudson
				    Chief Executive Officer and President

				   By: /s/  Robert Ripp
				   __________________________________
				    Robert Ripp
				    Vice President and Chief Financial Officer




			   EXHIBIT INDEX
			   -------------


Exhibit
Number                       Description
-------                      -----------

  27             -        Financial Data Schedule