Form 10-Q
period 1995-09-30
AMP INC
filed 1995-11-13
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C. 20549

			       FORM 10-Q

 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
	 Securities Exchange Act of 1934

	    For the quarterly period ended     September 30, 1995

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

The number of shares of AMP Common Stock (without Par Value) outstanding at November 6, 1995 was 217,599,216. This number includes several thousand shares of AMP Common Stock that were placed in reserve for exchange of M/A-COM, Inc. common stock in the registrant's merger with M/A-COM, Inc. but represent fractional shares that will be paid in cash and will not be exchanged or outstanding in the future.

					  Includes an Exhibit Index.

		    AMP Incorporated & Subsidiaries

		    PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the nine months ended September 30, 1995 and 1994, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, and the Consolidated Balance Sheets at September 30, 1995 and December 31, 1994, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

		   CONSOLIDATED STATEMENTS OF INCOME
			       (Unaudited)

					   (dollars in thousands,
					   except per share data)

					     For the Three Months
					       Ended September 30,

					    1995             1994 (2)
					-----------      -----------
Net Sales..........................     $ 1,297,413      $ 1,105,175
Cost of Sales......................         884,128          726,792
					-----------      -----------
    Gross income...................         413,285          378,383
Selling, General and
 Administrative Expenses...........         232,984          214,531
					-----------      -----------
    Income from operations.........         180,301          163,852
Interest Expense...................          (9,059)          (7,238)
Other Income (Deductions), net.....           1,700           (5,930)
					-----------      -----------
    Income before income taxes.....         172,942          150,684
Income Taxes.......................          62,220           55,540
					-----------      -----------
Net Income.........................     $   110,722      $    95,144
					===========      ===========

(1) Per Share - Net income.........          $.51             $.44
	    Cash dividends.........          $.23             $.21

(1) Weighted average number of shares.  217,796,691      216,923,674
					===========      ===========

(1) Per share data and weighted average shares for 1994 have been retroactively restated to reflect the 2-for-1 stock split on March 2, 1995.

(2) Figures for 1994 have been restated to reflect the pooling of interests with M/A-COM on June 30, 1995.

		   CONSOLIDATED STATEMENTS OF INCOME
			       (Unaudited)

					   (dollars in thousands,
					   except per share data)

					     For the Nine Months
					       Ended September 30,

					    1995(2)          1994 (2)
					-----------      -----------
Net Sales..........................     $ 3,929,241      $ 3,178,254
Cost of Sales......................       2,646,703        2,096,628
					-----------      -----------
    Gross income...................       1,282,538        1,081,626
Selling, General and
 Administrative Expenses...........         747,794          604,118
					-----------      -----------
    Income from operations.........         534,744          477,508
Interest Expense...................         (28,456)         (21,060)
Other Deductions, net.....                  (16,363)         (19,906)
					-----------      -----------
    Income before income taxes.....         489,925          436,542
Income Taxes.......................         176,370          164,382
					-----------      -----------
Net Income.........................     $   313,555      $   272,160
					===========      ===========

(1) Per Share - Net income.........         $1.44            $1.25
	    Cash dividends.........         $ .69            $ .63

(1) Weighted average number of shares   217,628,152      216,984,195
					===========      ===========

(1) Per share data and weighted average shares for 1994 have been retroactively restated to reflect the 2-for-1 stock split on March 2, 1995.

(2) Figures have been restated to reflect the pooling of interests with M/A-COM on June 30, 1995.

		 AMP Incorporated & Subsidiaries

	      CONSOLIDATED STATEMENTS OF CASH FLOWS
		    (Condensed and Unaudited)

					      (dollars in thousands)

					       For the Nine Months
						  Ended September 30,

						1995 (1)     1994 (1)
					       ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 244,568    $ 267,702

Operating Activities:
  Net income................................     313,555      272,160
  Noncash adjustments -
    Depreciation and amortization...........     264,553      228,115
    Changes in operating assets
     and liabilities........................    (130,102)     (85,647)
    Other, net..............................     161,447       22,102
					       ---------    ---------
      Cash provided by operating
       activities...........................     609,453      436,730
					       ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (516,464)    (311,527)
  Other, net................................     (35,823)     (37,287)
					       ---------    ---------
      Cash used for investing
       activities...........................    (552,287)    (348,814)
					       ---------    ---------
Financing Activities:
  Changes in short-term debt................      81,454      (66,127)
  Additions to long-term debt...............      29,009       62,170
  Reductions of long-term debt..............     (87,968)      (9,222)
  Purchases of treasury stock...............        (112)      (5,914)
  Dividends paid............................    (146,481)    (132,125)
  Other Net.................................      12,850        1,192
					       ---------    ---------
      Cash used for financing
       activities...........................    (111,248)    (150,026)
					       ---------    ----------
Effect of Exchange Rate Changes
 on Cash....................................       2,450        8,410
					       ---------    ----------
Cash and Cash Equivalents at
September 30................................   $ 192,936    $ 214,002
					       =========    ==========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $(114,868)   $(107,763)
  Inventories...............................     (80,898)     (82,692)
  Other current assets......................      (4,564)       2,476
  Payables, trade and other.................       4,822       36,888
  Accrued payrolls and benefits.............      64,869       31,775
  Other accrued liabilities.................         537       33,669
					       ---------    ---------
					       $(130,102)   $ (85,647)

Interest paid during the periods was approximately equal to amounts charged to expense.

(1) Figures have been restated to reflect the pooling of interests with M/A-COM on June 30, 1995.

		AMP Incorporated & Subsidiaries

		  CONSOLIDATED BALANCE SHEETS
			  (Condensed)

					  (dollars in thousands)

				      September 30,      December 31,
					  1995             1994 (1)
				       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   192,936     $   244,568
  Securities available for sale......       62,737         156,708
  Receivables........................    1,046,373         908,390
Inventories---
    Finished goods and work in
      process........................      397,401         373,094
    Purchased and manufactured parts.      263,047         199,493
    Raw materials....................       76,111          69,366
				       -----------     -----------
      Total inventories..............      736,559         641,953
  Other current assets...............      248,571         222,681
				       -----------     -----------
      Total current assets...........    2,287,176       2,174,300
				       -----------     -----------
Property, Plant and Equipment........    4,188,728       3,713,660
  Less - Accumulated depreciation....    2,350,144       2,138,978
				       -----------     -----------
      Property, plant and equipment,
       net...........................    1,838,584       1,574,682
				       -----------     -----------
Investments and Other Assets.........      329,280         343,564
				       -----------     -----------
TOTAL ASSETS.........................  $ 4,455,040     $ 4,092,546
				       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   267,139     $   182,338
  Payables, trade and other..........      434,195         403,947
  Accrued liabilities................      576,511         520,637
				       -----------     -----------
    Total current liabilities........    1,277,845       1,106,922
Long-Term Debt.......................      223,719         278,843
Other Liabilities and
  Deferred Credits...................      236,633         211,026
				       -----------     -----------
    Total liabilities................    1,738,197       1,596,791
Shareholders' Equity.................    2,716,843       2,495,755
				       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 4,455,040     $ 4,092,546
				       ===========     ===========

(1) Figures have been restated to reflect the pooling of interests with M/A-COM on June 30, 1995.


		   AMP Incorporated & Subsidiaries

	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

		     (September 30, 1995 Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1995 and as of and for the six months ended June 30, 1995.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

     Net Income and Cash Dividends per share - per share amounts were calculated using the weighted average number of shares outstanding during each period, adjusted for the impact of the Company's stock option and restricted stock plans using the Treasury Stock Method when the effect is dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Note: Unless otherwise noted, figures have been restated to reflect the pooling of interests with M/A-COM on June 30, 1995.

THIRD QUARTER 1995

Sales--$1.30 billion, up 17% from year-earlier $1.11 billion, down slightly from record $1.34 billion in second quarter

Earnings Per Share--51 cents/share, up 16% from year-earlier 44 cents/share

Bookings--$1.34 billion, up 20% year-to-year, seasonally down from record $1.40 billion in second quarter

Order Backlog--Up $46 million during quarter to record $1.06 billion

Employment--Up 4,000 during quarter to 40,100, primarily due to inclusion of joint venture and certain contract employees

NINE MONTHS (1)

Sales--Record $3.93 billion, up 24% from $3.18 billion in year-earlier period

Earnings Per Share--Record $1.62/share before 18 cents reduction
(2 cents first quarter, 16 cents second quarter) from M/A-COM merger effect; up 27% from $1.28/share in year-earlier period before inclusion of M/A-COM

Capital Expenditures--Record $516 million

     Third quarter sales of $1.30 billion were up 17% from $1.11 billion in the year-earlier period, but down slightly from the record $1.34 billion in the second quarter because of the usual seasonal softness and the changes in the value of the U.S. dollar which reduced third quarter sales $25 million from the second quarter and increased sales $34 million from the year-earlier period. Third quarter earnings of 51 cents/share (up 16% year-to-year from 44 cents) are in line with analyst consensus estimates. Second quarter earnings were 61 cents before, and 45 cents after, one-time merger charges and 4% more outstanding shares.

     Compared to the second quarter, third quarter earnings were negatively impacted by the seasonal dip in sales, currency effects, a charge for consolidating our U.S. military/aerospace connector operations, inclusion of the full loss of our AMP-AKZO printed circuit board business because we are acquiring sole ownership of AMP-AKZO by buying the 50% interest of Akzo Nobel NV, and a higher effective tax rate (36% vs. 34%). The tax rate was reduced in the second quarter to achieve a 36% rate for the entire year. Margins before special charges and inclusion of AMP-AKZO's full loss are holding steady.

     Third quarter sales in the U.S. were up 16%. International sales were up 13% in local currencies and 19% in U.S. dollars compared to third quarter 1994.

     Nine months worldwide sales were up 24%, with U.S. sales (43% of the total) up 15%. Strongest sales growth in the U.S. has been in the automotive, communications, and industrial/commercial electronics markets. International sales were up 20% in local currencies and 31% in U.S. dollars. The change in the average level of the U.S. dollar increased 1995 nine months sales $183 million compared to the year-earlier period.

     European sales were up 24% in local currencies and 37% in U.S. dollars in the first nine months. Sales were strongest in the automotive, communications, and industrial/commercial equipment markets. Strongest country growth was in Germany, Great Britain, The Netherlands, and Spain. Although European car production has leveled off, we are achieving good growth in this market because of market share gains and rising electronic and connector content in vehicles.

     Asia/Pacific nine months sales were up 15% in local currencies and 27% in U.S. dollars. Because of the slow economic recovery and car production decline, our sales in Japan (over half of the regional total) were up only 7% in local currencies, while up 23% in U.S. dollars. Strong, broad-based sales growth continued in the rest of the region because of robust economic growth and further migration of manufacturing activities to this region. Strongest markets were commercial/industrial equipment, computers, and networking equipment and systems.

Sales in the Americas outside the U.S. were up 16%.

EXPANSION

     Capital expenditures were $516 million for the first nine months and are expected to reach $700 million this year, up significantly from $473 million last year and $370 million in 1993. About two-thirds of this spending is for machinery and equipment for capacity additions, productivity improvements, and tooling for new products. Most of the balance is for approximately one million more square feet of floor space. In the Harrisburg area we recently occupied a new 200,000 sq. ft. engineering facility and will soon complete a significant expansion of the corporate human resources development center. In Europe, 1995 expansion includes projects in the Czech Republic, Hungary, Scotland, and Switzerland. Asia/Pacific expansion activity includes Malaysia, and China.

     Employment rose 4,000 primarily because of first-time inclusion of AMP-AKZO, (formerly a 50/50 joint venture), and a contract manufacturing operation as wholly owned subsidiaries.

OUTLOOK

     The outlook for continued growth is good. Sales should set a new high in the fourth quarter. If currency rates remain at present levels, fourth quarter sales would be increased about $20 million. With higher sales, earnings should be several cents better in the fourth quarter than the third quarter, and continue to rise next year. For this year it looks like earnings will be about $2.15-2.20/share before the reduction of about 19 cents/share from merger effects, up about 22-25% from $1.76 in 1994 before restating for inclusion of M/A-COM.

     Our planning scenario assumes moderate economic growth throughout most of the industrialized world, with no recessions likely in the next year or two, gradual recovery of the Japanese economy, and continued strong economic growth in the rest of Asia Pacific. Looking at the markets we serve, we believe we are in a transition from exceptionally rapid growth for much of this year in certain markets such as semiconductors and computers, to a good, but more moderate and sustainable growth rate next year and beyond.

     Growth prospects for our core business of electrical/electronic connection devices (over 80% of sales) are good because of our extremely diversified worldwide participation in all electrical and electronic markets (growing 2 to 3 times faster than GDP), a steady stream of new products, timely entry into emerging geographic markets, and business environment trends which favor globally deployed suppliers who can meet steadily higher quality, delivery and service requirements. The $25 billion connector industry is projected to grow at a 6-9% annual growth rate the rest of this decade and we expect to exceed this rate by continuing to gradually gain market share in each region.

     Our overall sales growth rate during the rest of this decade should be better than the core business rate because of the increasing contribution from the faster growing M/A-COM wireless communications components business (about 8% of current sales) and our Global Interconnect Systems Business Group (about 9% of current sales). This group includes most of our diversification into related components, cables, cable and panel assemblies, electro-optics, networking/premises wiring units, and ATM communications products and systems. With small shares in a variety of fast growing markets totaling some $80 billion or more, this group has good prospects of growing significantly faster than our core business for the next few years. In addition, continued use of acquisitions and strategic alliances as an integral part of our strategy certainly enhances our growth prospects. They leverage our basic capabilities and speed entry into new product and market sectors.

     Earnings could grow better than sales for the next few years because of the positive effects of good sales growth, productivity improvements, M/A-COM's rising margins, attainment of profitability in our Global Interconnect Systems Business Group, AMP-AKZO and military/aerospace operations, and perhaps a slightly better product pricing environment if industry capacity utilization rates rise.

ORGANIZATIONAL CHANGES

     William S. Urkiel, age 49, joined AMP last month and has been elected Corporate Controller. He has a BA degree from Marist College and an MBA from Iona University. Mr. Urkiel held various financial positions at IBM during the last 27 years--most recently as Vice President-Finance of IBM Japan.
J. Peter Ballantyne, age 49, was appointed divisional Vice President-Optical Interconnect Systems Group. He received bachelor and masters degrees in engineering from Carleton University (Ottawa), and a Ph.D. in engineering from Cambridge. He held various engineering and manufacturing management positions at AT&T during the last 23 years--most recently as Vice President-New Business Development in AT&T's Multimedia Products and Services Group.

M/A-COM PROGRESS REPORT

     M/A-COM was merged into AMP on June 30, 1995 through issuance of 7.6 million shares of AMP stock. The leading supplier of components for the wireless communications industry, M/A-COM's sales have increased each quarter this year and margins improved in the third quarter--and prospects are quite good for these trends to continue. The smooth integration with AMP, the rapid conversion from military to commercial business, and the steady improvement in performance is beyond our original expectations. To keep ahead of rising demand, M/A-COM is adding significantly more production capability--a 40,000 sq. ft. gallium arsenide facility purchased from Cray Computer in Colorado.

DIVIDEND ACTION

     On October 25, 1995, the Board of Directors declared a regular quarterly dividend of 23 cents/share payable December 1, 1995 to shareholders of record November 6, 1995. The total 1995 dividend of 92 cents per share is up from 84 cents in 1994, 80 cents in 1993, and 76 cents in 1992--the 42nd consecutive annual increase.

		      PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

		10.A - AMP Management Incentive Plan, as amended
		       effective  January 25, 1995.

		10.B - 1993 Long-Term Equity Incentive Plan, as amended
		       effective January 1, 1995.

		10.C - Performance Restricted Share Agreement

		  27 - Financial Data Schedule

     (B)  Reports on Form 8-K --

	      There were no reports on Form 8-K filed for the three months ended September 30, 1995.

			SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1995             AMP INCORPORATED
				   (Registrant)


				   By: /s/  Robert Ripp
				   __________________________________
				     R. Ripp
				     Vice President and
				     Chief Financial Officer

				   By: /s/  W. S. Urkiel
				   __________________________________
				      William S. Urkiel
				      Corporate Controller




			   EXHIBIT INDEX
			   -------------


Exhibit
Number               Description
-------              -----------

 10.A     -     AMP Management Incentive Plan, as amended
		effective _____, 1995.

 10.B     -     1993 Long-Term Equity Incentive Plan, as amended
		effective _____, 1995.

 10.C     -     Performance Restricted Share Agreement

  27      -     Financial Data Schedule