Form 10-K
period 1995-12-31
AMP INC
filed 1996-03-29
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
               ----------------------------------
                         FORM 10-K

  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
        For the year ended December 31, 1995
                               OR
  [   ] Transition Report Pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934
        For the transition period from          to

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

Common Stock (without Par Value)                    New York
(Outstanding at 3/08/96 - 219,313,134
 shares)

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

Yes [X] .   No [  ] .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 1996: $9,104,311,834 (217,416,402 shares at $41.875 per share). For purposes of the foregoing calculation, all directors and members of the Global Strategic Planning Committee of the registrant have been deemed to be affiliates, but such assumption should not be construed as a determination by the registrant that all such individuals are in fact affiliates of the registrant.
==========================================================
Documents Incorporated by Reference:
     1. Cited portions of the Annual Report to shareholders for fiscal year ended December 31, 1995(Parts I, II, IV)
     2. Cited portions of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting, specifically excluding the Performance Graph and the Compensation and Management Development Committee Report on Executive Compensation (Part III)


             10-K REPORT FOR YEAR ENDED DECEMBER 31, 1995
PART I.

ITEM 1.   BUSINESS

NOTE: All financial amounts and per share data have been restated to account for the pooling-of-interests with M/A-COM, Inc.
       on June 30, 1995.

     AMP Incorporated designs, manufactures and markets a broad range of electronic, electrical and electro-optic connection devices and an expanding number of interconnection systems and connector-intensive assemblies. The Company's products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. The Company's customers are as diverse as the products themselves, and include such differing types of accounts as original equipment manufacturers (OEMs) and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. The industries covered by these accounts include Computer/Office, Industrial/Commercial, Communications, Consumer Goods, Transportation (including automotive)/Electrical, Aerospace/ Military, and Construction. The Company markets its products worldwide primarily through its own direct sales force, but also through distributors and value-added resellers to respond to customer buying preferences. In 1995, 85 percent of product was sold through direct channels to market and 15 percent through distribution and co-op affiliate channels. Sales and/or manufacturing operations have been established in 212 Company facilities located in 43 countries to serve customers in the current and emerging markets throughout the world. The Company is positioning itself to be a market-driven, "GLOBE-ABLE" organization.

     The Company was incorporated in 1941 as a New Jersey corporation under the name Aircraft-Marine Products, Inc. At that time the focus of the Company's operations was the terminal business. In 1952 the Company established its first international operations, located in Canada and France. In 1956 the Company changed its name to AMP Incorporated and became publicly owned. During the 1960s and 1970s the Company expanded its focus to varying types of connectors, including those required in the computer industry. The Company reincorporated in Pennsylvania in 1989. The world leader in electronic/electrical connection devices and associated application tools and machines, the Company is now diversifying into total interconnection systems, related components, and connector-intensive assemblies. At the end of 1995 the Company employed approximately 40,800 people worldwide, up 6,800 from year-end 1994.

     Markets
     -------
   The Company serves over 250,000 customer locations in over 104 countries, covering many diverse markets. Key financial measures charting the development of the Company's business during the past 5 years are set forth in the "Historical Data" table of the Company's 1995 Annual Report to shareholders, and are also shown in Item 6, entitled "Selected Financial Data", of this Report. Sales to trade customers by each of the Company's geographic segments and sales or transfers between the Company's various geographic segments during 1993-1995, together with pre-tax income and identifiable assets attributable to each geographic segment for those years, are shown in Footnote No. 17 to the Consolidated Financial Statements, found on page 45 of the Company's 1995 Annual Report to shareholders and incorporated herein by reference. The Company's diversification of worldwide sales is evidenced by the following table:

GEOGRAPHIC SEGMENTS                   1995      1994       1993
(percent)

     Americas                          47        50         50
     Europe/Middle East/Africa         33        30         30
     Asia/Pacific                      20        20         20

For 1995, the Company's sales were distributed across general markets as follows:

MARKETS
(percent)

     Aerospace/Military                 5
     Industrial/Commercial             13
     Communications                    21
     Computer/Office                   18
     Consumer Goods                     7
     Transportation/Electrical         24
     Distribution, Construction, etc.  12


     The business in which the Company is engaged is highly competitive. The number of competitors is estimated at over 1,500 worldwide, and in all products the Company is subject to active direct and indirect competition. The markets available to the Company have generally been growing as a whole, although the 10 years ending in 1993 saw slower growth due to recessions, industry corrections and price erosion. Most of the Company's products involve technical competence in their development and manufacture. Generally speaking, the Company competes primarily through offering high-quality, technical products and associated application tooling, with an emphasis on product performance, timely delivery and service, and only secondarily competes on a price basis. The Company's broad range of products, worldwide sales and marketing presence, and service innovations such as the computer-equipped product information and order handling departments, the automated fax service, the use of computer disks to communicate engineering and drawing data, an Internet product catalog, the expedited sample request delivery system, global account management, and the EDI order system have served to differentiate the Company from its competitors and allowed the Company to become a supplier of choice to many customers as they reduce their supplier lists and seek global sourcing contracts.

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

     In addition, the Company has distinguished itself by its development of new and improved products and technologies. The Company has over 15,100 patents or utility models issued or pending throughout the world. AMP ranks 20th among U.S. corporations and 43rd among all patentees for U.S. patents granted during 1995. The Company aggressively enforces its patents to preserve its proprietary technological advantages.

     The Company's backlog of unfilled orders increased in 1995 to $1 billion at year-end compared to $825 million at year-end 1994 as the result of the robust economic recovery that occurred throughout the world during the first nine months of the year and the Company's resulting good sales growth in each geographic segment and virtually all market categories during that period.
A majority of these orders were for delivery within the next 90 days, and all were scheduled for delivery within 12 months.

     The primary seasonal effect generally experienced by the Company is in the 3rd quarter when there usually is a temporary leveling off or modest drop in the rate of new orders and shipments. This seasonal decline in new orders and shipments is caused by the softening of customer demand in certain markets such as appliances, automotive and home entertainment goods arising from model year changeovers, plant vacations and closedowns, and other traditional seasonal practices. This effect is usually most evident in the Company's Europe/Middle East/Africa and Asia/Pacific regions, compared against sales results of the 2nd quarter. In the 1st quarter the Company usually experiences some seasonal strengthening in domestic sales and orders compared with the prior 4th quarter performance as customers resume operations after the holidays and replenish inventories following the year-end close.

     In 1995 the Company's 2nd quarter earnings, before including M/A-COM's results, of 61 cents per share set a new high for the Company. However, as restated to account for the pooling-of-interests with M/A-COM, the Company's 2nd quarter earnings were 45 cents per share, reduced by the one-time merger costs and the dilutive effect from issuing AMP shares in exchange for all M/A-COM stock. The Company's 3rd quarter earnings were 51 cents per share, having been negatively impacted by the seasonal dip in sales, as well as currency effects and a charge for consolidating our US military/ aerospace connector operations, inclusion of the full loss of our AMP-AKZO printed circuit board business because we acquired 100% control of the AMP-AKZO joint venture and a higher effective tax rate. For the year, the Company's earnings per share, accounting for the merger special charge and dilutive effect, were a record $1.96 per share.

     The Company's normal terms of sale are net 30 days, and the average days outstanding for accounts receivable is typically 45 days in the U.S. and 72 days on a global basis. The Company warrants most of its products against defects in materials and workmanship under normal use for periods of up to 1 year. The Company's warranty experience is generally favorable, with a low rate of product return. An extensive distributor network, together with the Company's own highly automated regional distribution center system, is utilized to provide timely delivery of products to the customers.

     Products
     --------
     The Company manufactures and sells more than 100,000 types and sizes of products, including terminals; fiber-optic, printed circuit board and cable connectors and assemblies; connectorized printed circuit boards; cable and cabling systems; sensors; wide and local area network products and systems; and related application tools and machines. These products represent over 500,000 active part numbers in over 430 global product lines.
Nearly 90% of the Company's business is in electronic/electrical connection, switching and programming devices and associated application tools and machines. Included within this product area is a great variety of types and sizes. These product families generally involve the same or very similar basic technology, materials, production processes and marketing approaches. The common manufacturing capabilities, which have become core competencies of the Company, include connectivity technology, high speed precision metal stamping, precision metal plating, plastic molding, and automated assembly of small metal and plastic parts. Over 50% of the Company's sales are of products provided in strip form or on reels and applied by customers with special application machines, and an additional
8% are of products that are applied with special tools. The balance of sales is of pre-assembled devices and other products that do not require application tools or machines. Over 90% of sales are of products in just three Standard Industrial Classification (SIC) 4-digit codes: Electronic Connectors; Electronic Components -
NEC; and Current Carrying Wiring Devices.

     Application tooling has been and remains an integral part of the Company's sales strategy and growth. The Company has provided over 50,000 machines to customers on either a lease or purchase basis, and millions of manual and power tools have been sold to customers, to apply the Company's products to wires, cables, printed circuit boards, and flexible circuitry. In the past decade the Company has introduced over 150 new types of machines and tools, ranging from hand tools for maintenance and repair to computer-controlled machines that make thousands of connections per hour and continuously monitor the quality of the connections as they are being made. The Company has always marketed products on the basis of total installed cost -- not product price alone -- and the Company's concentration on providing fast and reliable application methods should give the Company an advantage as concerns for productivity, quality and system performance continue to rise. Hundreds of field service engineers throughout the world install this applicating equipment, train customer personnel to operate, maintain and service it, and provide emergency service.

     While the Company is seeking to widen its leadership in the terminal and connector product area, it is also steadily diversifying into total interconnection systems and higher value assemblies. This is increasing the potential markets being addressed by the Company from approximately $25 billion to around $80 billion. Part of this new breadth of potential business will come from cables, fiber-optic and signal conditioning products, and flexible circuitry based connectors and sensors that expand the Company's connector and interconnection technology. Another source for expansion is into interconnection solutions, such as cable and board assemblies, that are logically related to those connector and interconnection competencies. The final thrust toward new opportunities for growth addresses needs for home automation, PC cards, microwave technologies, and networking/premise wiring hardware, software and related services.

     The Company is accomplishing this growth by new product development as well as numerous small, strategic acquisitions, minority interest investments, joint ventures and other strategic alliances. Acquisitions provide technologies that are key to entering or enhancing the Company's participation in the respective markets and will form a cornerstone for the Company's expansion of its potential business. New products (representing products introduced during the last 5 years) continue to represent nearly 20% of current sales. In 1995 the Company added about 20 new product families and over 50,000 new part numbers, representing both new product part numbers and part numbers for extensions of existing products. Much of this growth, whether by new product development or acquisitions and alliances, focuses on the fastest growing sectors and major trends in the electronic and electrical markets -- such as miniaturization, high speed circuitry, networking, wireless transmission, electro-optics, conversion to digital, software integration with hardware, and the convergence of computer and communications technologies. On June 30, 1995 a subsidiary of the Company merged into M/A-COM, Inc., a Massachusetts corporation, which caused M/A-COM, Inc. to
become a wholly-owned subsidiary of the Company.   M/A-COM, a
world leader in the design and manufacture of microwave, millimeter wave, wireless telephone and radio frequency interconnection components to the wireless data and telecommunications industries, will enhance the Company's strategic presence in the high-growth market for advanced wireless components.

     Operations
     ----------
     While the Company's principal offices are located in Harrisburg, Pennsylvania, the Company is realigning its operations into a seamless global organization that lends regional governance and support to horizontally interdependent businesses that act locally but think globally. The regions are identified as the Americas, Asia/Pacific and Europe/Middle East/Africa (EMEA), and the current businesses are the terminal and connector business and the Global Interconnect Systems Business. The terminal and connector business constitutes the Company's more traditional lines of products. The Global Interconnect Systems Business embraces the Company's efforts to broaden its market opportunities into subsystems, electro-optic products and complete interconnection systems and services for OEMs and end-use customers. During 1995 the Global Interconnect Systems Business realigned regionally, paralleling the global structure of the Company's terminal and connector business and positioned itself to benefit by the regional support organization.

     The Company's efforts to integrate both regionally and globally should allow it to capitalize on the regionalization of the customers' production operations and trade that is being seen to one degree or another in all three geographic regions.
Regional strategies within each business have been developed to gain market share and improve profitability, involving a decoupling of sales and marketing into a market-driven function that profitably satisfies customers and anticipates their needs, and a comprehensive integration of all aspects of operations and business administration to better support sales and marketing. At the same time the organizational realignment should enable the Company to quickly and effectively assimilate its geographic expansion into newly emerging markets. The Company has been aggressively locating manufacturing and sales operations where customers' operations and local market opportunities coincide to make it a positive investment climate. Since 1990 the Company has either finalized plans for or actually started sales or manufacturing operations in India, China, Hungary, the Philippines, Thailand, the Czech Republic, Poland, Turkey, Ireland, Israel, South
Africa and Slovenia, and marketing activities have been extended into Indonesia, Vietnam, Pakistan, Eastern Europe, South Africa and the Middle East. Broadened capabilities are being developed around the world for the personal computer, wireless products, networking, telecommunications, power utility and transportation markets to augment regional efforts to provide products that support infrastructure advances in developing nations.

	Acquisitions have become an integral part of the Company's growth and diversification strategy. In 1995 the Company acquired M/A-COM, Inc. and POWERFLOR, and acquired 100% control of the AMP-AKZO joint venture in printed circuit boards. POWERFLOR's modular flooring technology will facilitate installation of AMP interconnection systems and networking/premises wiring in existing solid floor buildings. In addition to these acquisitions, in February 1996 the Company acquired Madison Cable Corporation, a leader in high performance, engineered electronic cables, and Parm Tool, which affords the Company greater capabilities in mold design and mold making. Acquisitions enable the Company to enhance existing capabilities and fill niches in our rapidly expanding range of interconnection products.

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

     The Company is nearing the culmination of a 6-year effort to certify its quality management systems to the rigorous International Organization for Standardization (ISO) 9000
standard.   Worldwide, the quality management systems of 36
business units and their associated facilities, representing virtually all of the Company's operations, have either received or have been recommended for ISO certification. Qualification to this common standard should help ensure that the Company's products and services will be of uniformly high quality wherever they are manufactured, sold or provided throughout the world.
The Company is also aggressively pursuing the certification of its locations to the more rigorous Manufacturing Requirements Planning (MRP) II, Class A standards for manufacturing requirements planning systems. Manufacturing employment increased by over 9,000 in 1995 to more than 25,000 people.

     Product standards are playing an increasingly important role in the development and marketing of new products and the shaping of new markets. The Company takes an active role in the development of industry standards that affect its products and development activities. A capable corporate group of standards professionals and a global network of Company employees in over 500 industry associations and standards-setting bodies are involved in laying the groundwork for the acceptance of the Company's products under applicable standards. The Company has developed a unique training course that has gained significant customer and national recognition, and that is becoming the basis for a national program by the American National Standards Institute.

     The Company has a corporate-wide program for managing current and emerging environmental issues. Sound environmental practices are promoted by adoption and implementation of strict internal standards that meet or exceed known and anticipated regulatory, industry and customer-driven environmental requirements worldwide. These practices include compliance audits and environmental assessments conducted for new and existing properties, engineering support provided to operations staff to minimize wastes and other regulatory impacts, training programs, recycling programs, maintenance of a mainframe-based computer data base, and resources to provide support to operations staff in achieving environmental compliance generally. In 1995 the Company formalized its global approach for managing environmental matters through the recently created corporate group known as Global Environmental Services, with staff in Harrisburg, London and Singapore. Global Environmental Services coordinates global environmental programs and works closely with other units of the Company to further compliance with the Companies environmental policies. The Company has positioned itself to timely respond to possible customer requirements in 1996 for certification under the new ISO 14000 environmental standard.

     The Company is not aware of any material claims against its assets relating to environmental matters, based on current information. The costs to the Company of compliance with known and anticipated legal, regulatory, industry and corporate environmental requirements are not expected to have a material effect on capital expenditures, earnings and the competitive position of the Company. However, the Company is potentially liable for investigative and environmental clean-up costs at a number of sites the Company owns and at sites owned by third parties. The Company has been identified as a Potentially Responsible Party at 5 National Priorities List ("NPL")sites in the U.S. owned by third parties pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In addition, the Company is identified as an alleged source of waste at 3 sites owned by third parties at which a state has jurisdiction over the response action. The Company has spent a total of approximately $500,000 to date at these sites, and future costs could be in the range of $2.2 to $6.7 million or more.

The Company also is investigating potential liability at 22 of its current or former facilities, including facilities associated with its subsidiaries. One of these sites is listed on the NPL and is subject to a corrective action consent order under the Resource Conservation and Recovery Act. The Company has spent approximately $1.9 million since 1984 to remediate this property. Cleanup has progressed to the point where the Company filed a petition in 1995 to have the site removed from the NPL. Future costs associated with this site are expected to total approximately $1 million dollars over the next
5 years.  Additionally, the Company has incurred approximately
$1.7 million in costs to remediate conditions at its current facility in Williamstown, PA and an additional $2.8 million in costs are expected. Two properties formerly occupied by M/A-COM in Sunnyvale, CA and New Brunswick, NJ are also undergoing remediation, with expected future costs of approximately $1.5 million. The Company has spent approximately $12.2 million on the remaining 17 current or former properties since
1984 and future costs are anticipated to be $1 to $2 million annually for the next several years. Several of these facilities are believed to have been impacted by third parties and the Company is taking appropriate legal action.

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

     Product Development
     -------------------
     The Company is committed to an ongoing program of new product development and a continual expansion of its technical capabilities. This broadening of products and capabilities is made possible through both internal development efforts and external strategic relationships such as acquisitions, minority equity investment positions, joint ventures, alliances, research contracts, teaming arrangements, licensing and the like with dozens of customers, suppliers, consortiums, universities and research institutes. In recent years advanced development centers have been established in Europe and Japan in addition to those already existing in the U.S. A new, more powerful worldwide CAD/CAM computer workstation network system was installed during 1995 to assist the nearly 5,600 engineers, scientists and technicians employed by the Company.

     Research and development expenditures for the creation and application of new and improved products and processes were $351 million in 1995, $287 million in 1994, and $277 million in 1993. Total spending on research, development and engineering (RD&E) was $568 million, $478 million, and $425 million in 1995, 1994, and 1993 respectively, representing 10.9%, 10.9% and 11.2% respectively, of consolidated net sales. This strong financial commitment to reinvestment into technology has resulted in a steady stream of new products, patents and new product sales.

     Cautionary Statements for Purposes of the "Safe Harbor"
     --------------------------------------------------------

     Statements made by AMP Incorporated in written or oral form to various persons, including statements made in filings with the SEC, that are not strictly historical facts are "forward-looking" statements. Such statements should be considered as subject to uncertainties that exist in the Company's operations and business environment. The following includes some, but not all, of the factors or uncertainties that could cause AMP to miss its projections:

* The effects of extreme changes in monetary and fiscal policies, in the U.S. and abroad. This would include extreme currency fluctuations in the Yen and Mark, and unforeseen inflationary pressure.

* The threat of a global economic slowdown in any one, or all, of our market segments.

* Drastic and unforeseen price pressure throughout the business. Currently the most noticeable pressure is in the personal computer industry where the OEMs are passing the price pressure on to their suppliers. Similar price pressure can also be seen in the cellular/mobile phone industry.

* Increased difficulties in obtaining a consistent supply of basic materials like copper, gold, or plastic resins at stable pricing levels.

* Unpredictable difficulties or delays in the development of key new product programs, particularly in some of our non-traditional businesses.

* Rapid escalation of the cost of regulatory compliance and litigation.

* Unexpected governmental policies and actions including, but not limited to, growing protectionism, sourcing requirements, and confiscation of assets.

* Unforeseen intergovernmental conflicts or actions, including but not limited to, armed conflict and trade wars. For example, the conflict between China and Taiwan could escalate and have a substantial impact on our business in Asia/Pacific.

* During an unforeseen business downturn, underutilization of AMP's factories and plants could become an issue.

* Unanticipated startup expenses and delays related to bringing new plants on-line could impact our projections.

* The difficulties and unanticipated expense of assimilating newly-acquired businesses into our business portfolio.

* Any difficulties in obtaining the human resource competencies that AMP needs to achieve its business objectives; includes skilled-labor shortages in the U.S. and abroad. This also assumes that we will be able to retain key talent, both managerial and technical.

* Risks associated with any disruptive changes in our customer, supplier, and competitor relations as a consequence of AMP's and others' movement along the vertical product chain.

*    The risks associated with any technological shifts away form
     AMP technologies or core competencies.

* The risk of not recovering research and development expenses relating to a limited ability to enforce patents and copyright laws in certain parts of the world.

* While AMP has traditionally been a leader in environmental compliance, unforeseen and drastic changes to governmental environmental policies and related government action could impact our projections.

* Standardization, while often viewed as a positive for AMP, could have a substantial impact on our business.

* Risks associated with market acceptance of our customers' end-products. For example, new technological innovations in the computer industry.

* Unforeseen interruptions to AMP business with our largest customers, resulting from, but not limited to, strikes, financial flow, or inventory problems at the account.


ITEM 2.   PROPERTIES

     The Company has approximately 14.6 million sq. ft. of utilized floor space in 212 facilities located in the United
States and 42 other countries. Facilities were enlarged or added in over a dozen countries in 1995, representing an increase of approximately 2.6 million sq. ft. During 1995, construction included a new 200,000 sq. ft. engineering building and expansion of our global training and development center, both in the Harrisburg, Pennsylvania area. International construction projects included new production facilities or expansion of existing facilities in France, the Czech Republic, Germany, Hungary, Italy, Scotland, Spain, Switzerland, Malaysia and China. Facilities are being added in North Carolina for greater production capacity in cable and cable assemblies, and operations in Tower City and Williamstown, Pennsylvania will be consolidated in a large manufacturing plant to be built northeast of Harrisburg, Pennsylvania to support the Company's growth in the consumer goods market. Also planned for 1996 are 3 new manufacturing facilities.

     Reflecting the Company's efforts to consolidate into more efficient integrated production operations, total floor space in terms of sq. ft. decreased slightly from 1985 to 1986 and remained relatively constant until 1992. Since 1992 floor space has increased to 11.4 million sq. ft. in 1993, 12.0 million sq. ft. in 1994, and 14.6 million sq. ft. in 1995. These increases are the result of increased production to support higher sales, efforts to insource work from outside vendors in order to lower cost and improve delivery, and acquisitions. Increases in floor space have been moderated, however, by a movement toward a maximization of multi-shift operations where required and feasible and, more recently, a closer regional management of the deployment of manufacturing resources.

     Worldwide, approximately 9.1 million sq. ft. of floor space in 113 plants located in 22 countries is devoted to production operations, and approximately an additional 2.9 million sq. ft. in 64 plants located in 18 countries is utilized for engineers, scientists, technicians, researchers, and office support personnel. U.S. manufacturing, warehousing and administrative facilities are located in Pennsylvania (51), North Carolina (21), California (17), Texas (6), Virginia (4), Florida (3), Massachusetts (2), Connecticut
(2), Oregon (2), Arizona (1), Delaware (1), Georgia (1), Illinois
(1) and New Jersey (1). Nearly half of these facilities are manufacturing plants. The Company's operations in the 42 countries other than the U.S. involve 70 major facilities (5,000 sq. ft. or larger) located throughout the world, 36 of which perform manufacturing functions and 34 of which have office/marketing/ engineering/research functions, and 10 which perform warehousing functions.

     The Company's facilities are generally modern, well maintained and diversified geographically within regions, with the typical size of major facilities in the 70,000 to 100,000 sq. ft. range. No single facility is material to the Company's business. The Company owns over 85% of its floor space, free of encumbrances except as hereinafter described, and leases the balance. The Company owns most of its major facilities. Most of the leases on the other major manufacturing and administrative facilities provide the right to renew or purchase.

     In connection with construction of an engineering building in the Harrisburg, Pennsylvania area, in 1995 the Company received a low interest loan totaling approximately $2 million from the Pennsylvania Industrial Development Authority (PIDA). PIDA provides low interest loans to businesses in the Harrisburg area for land and building acquisition and facility construction.

     Capital expenditures were $713 million in 1995, up from $473 million in 1994 and $370 million in 1993. Capital expenditures for 1996 are expected to remain relatively consistent with the 1995 level as the Company continues to expand into new product areas and geographic markets and to provide for additional production capability to meet anticipated increased demand. Approximately three quarters of the 1995 capital expenditures were for machinery, equipment and systems to add capacity on many existing products, tool up new products, and improve quality, productivity and delivery. The current rate of capacity utilization is estimated at 70% in the Americas, 85-90% in EMEA and 80% in Asia/Pacific. Increased manufacturing capacity has generally kept pace with increased use of the available capacity, particularly in the U.S., although greater use of multi-shift operations and regionalized coordination of production resources has tended to increase utilization in EMEA and Asia/Pacific.

ITEM 3.   LEGAL PROCEEDINGS

In the opinion of management of the Company, there are no material legal proceedings pending other than ordinary routine litigation incident to the kind of business conducted by the Company, and no such proceedings are known to be contemplated by governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of the Company and their respective ages as of March 15, 1996 and positions held with the Company. All executive officers are elected to serve in their current office for one year or until their successors have been duly elected and qualified. All such officers with the exception of Messrs. Horowitz, Ripp and Urkiel have been employed by the Company for more than 8 years. Messrs. Marley, Hudson, Dalrymple, Goonrey, Guarneschelli, Gurski and Hassan have been executive officers for more than the past 6 years.

       Name                  Age           Office
       ----                  ---           ------

James E. Marley *.......... 60  Chairman of the Board since 1993.

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

William J. Hudson, Jr. *... 61  Chief Executive Officer and
                                President since 1993, and a
                                Director.

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
                                Operations from 1990 to 1991, and
                                Executive Vice President,
                                International from 1991 to 1993.

Robert Ripp ..............  54  Vice President and Chief
                                Financial Officer since 1994.

                                Mr. Ripp joined the Company in
                                1994 in the position of Vice
                                President, Finance.

Herbert M. Cole............ 59  President, Asia/Pacific and
                                Vice President since 1995.

                                Mr. Cole was divisional Vice
                                President, Communications and
                                Assemblies Group from 1984 to
                                1987, divisional Vice President,
                                Operations, Automotive/Consumer
                                Business Group from 1987 to 1988,
                                divisional Vice President, Group
                                Director, Integrated Circuit
                                Connector Group from 1988 to
                                1991, divisional Vice President,
                                Capital Goods Business Group from
                                1991 to 1994, Vice President,
                                Business Planning, Asia/Pacific
                                from 1994 to 1995, and Vice President
                                Asia/Pacific in 1995.

Ted L. Dalrymple........... 63  Vice President, Global Marketing
                                since 1987.

                                Mr. Dalrymple was divisional Vice
                                President, International Sales
                                from 1980 to 1987.

Charles W. Goonrey........  59  Vice President, General Legal
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

Philip Guarneschelli......  63  Vice President and Chief Human
                                Resource Officer since 1996.

                                Mr. Guarneschelli was divisional
                                Vice President, Industrial
                                Relations from 1980 to 1989, and
                                Vice President, Global Human
                                Resources from 1989 to 1996.

John E. Gurski............  55  President, AMP EMEA (Europe,
                                Middle East, Africa) and Vice
                                President since 1995.

                                Mr. Gurski was divisional Vice
                                President, Connector &
                                Electronics Products Group from
                                1985 to 1987, divisional Vice
                                President, Interconnection and
                                Component Products Group in 1987,
                                divisional Vice President,
                                Operations from 1987 to 1989,
                                Vice President, Operations
                                in 1989, Vice President, Capital
                                Goods Sector from 1989 to 1992,
                                and Vice President, Business and
                                Operations Planning, International
                                from 1992 to 1993 and Vice President,
                                Europe from 1993-1995.

Javad K. Hassan...........  55  President, Global Interconnect Systems
                                Businesses and Vice President since 1995.

                                Mr. Hassan was divisional Vice
                                President, Technology from 1989
                                to 1992, Vice President, Technology
                                and Strategic Products in 1992, and
                                Vice President, Global Interconnect
                                Systems Business Group from 1992 to
                                1995.

Dennis Horowitz...........  49  President, Americas and Vice President
                                since 1995.  Mr. Horowitz joined the
                                Company in 1994 in the position of Vice
                                President, Americas and served in that
                                position until 1995.

David F. Henschel.........  45  Corporate Secretary and Associate
                                General Legal Counsel since 1993.

                                Mr. Henschel was Associate
                                General Legal Counsel from 1990
                                to 1993.

Joseph C. Overbaugh.......  50  Treasurer since 1993.

                                Mr. Overbaugh was Assistant
                                Treasurer from 1987 to 1993.

William S. Urkiel.........  50  Controller since 1995 when
                                he first joined the Company.


* Member of the Executive Committee of the Board of Directors.

PART II.

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SECURITYHOLDER MATTERS

The Company's common stock, no par value, is listed on the New York Stock Exchange and is traded on the New York, Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges under the symbol "AMP". Options in the Company's common stock are traded on the Chicago Exchange. As of March 8, 1996 there were approximately 13,860 holders of record of the Company's common stock. Over 80% of the outstanding shares of the Company's common stock are held by over 500 institutions.

The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period during the calendar years ended December 31, 1994 and 1995, as reported on the New York Stock Exchange Composite Tape. In 1995 the Company effected a 2-for-1 stock split and all sales prices are adjusted to reflect such stock split.

                For the Year           Stock Price Range
                ------------           -----------------

          1994 - First Quarter          32 3/4   - 29 5/8
               - Second Quarter         34 3/4   - 28 13/16
               - Third Quarter          39 1/8   - 34 3/8
               - Fourth Quarter         39 11/16 - 33 11/16

          1995 - First Quarter          38       - 35 3/16
               - Second Quarter         45       - 36 1/2
               - Third Quarter          44       - 37 7/8
               - Fourth Quarter         40 7/8   - 37 1/8

Annual dividends, which are paid on a quarterly basis, have increased for 42 consecutive years. The compound annual growth rate for the Company's annual dividends for the 5-year period ended December 31, 1995 is approximately 6.2%. Annual dividends on a per share basis, taking into account the 2-for-1 stock split in 1995, were $.84 in 1994 and $.92 in 1995. The quarterly dividend increased to $.23 on March 1, 1995 and $.25 on March 1, 1996. If the March 1, 1996 dividend rate continues through 1996, it will result in the 43rd consecutive increase in annual dividends.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the five calendar year period ended December 31, 1995. This summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data provided in Items 7 and 8, respectively, of this Report on Form 10-K. All financial amounts and per share data have been restated to account for the pooling-of-interests with M/A-COM, Inc. on June 30, 1995.

AMP Incorporated and subsidiaries



Historical Data

(Dollars in millions except per           1995         1994         1993        1992        1991
        share data)
For the Year <F5>
Net Sales                               $5,227.2     $4,369.1     $3,790.5    $3,725.0    $3,486.3
Gross Income                             1,687.5      1,484.9      1,248.7     1,244.2     1,149.3
Selling, General and
     Administrative Expenses               969.5        824.9        744.1       692.1       661.7
Income from Operations                     718.0        660.0        504.6       552.1       487.6
    Operating Margin                        13.7%        15.1%        13.3%       14.8%       14.0%
Interest Expense                           (36.8)       (29.2)       (28.0)      (39.5)      (47.5)
Other Deductions, net                      (13.4)       (32.0)       (15.4)      (21.9)       (2.2)
Income Before Income Taxes                 667.7        598.8        461.2       490.7       437.8
    Pretax Margin                           12.8%        13.7%        12.2%       13.2%       12.6%
Income Taxes                               240.4        225.0        176.9       191.4       167.8
     Effective Tax Rate                     36.0%        37.6%        38.4%       39.0%       38.3%
Income from Continuing Operations         $427.3       $373.8       $284.4      $299.3      $270.0
          Per Share <F1>                   $1.96        $1.72        $1.31       $1.38       $1.23
Discontinued Operations                      --           --           --          3.1        20.9
          Per Share <F1>                     --           --           --        $0.01       $0.10
Cumulative Effect of Changes
    in Accounting                            --           --          33.1         --          --
          Per Share <F1>                     --           --         $0.15         --          --
Net Income                                 427.3        373.8        317.4       302.4       290.8
         Per Share <F1>                    $1.96        $1.72        $1.46       $1.39       $1.33
Cash Dividends <F2>                        196.5        176.2        167.8       160.4       152.4
         Per Share <F1><F6>                $0.92        $0.84        $0.80       $0.76       $0.72
Capital Expenditures                       713.0        472.6        369.8       329.2       331.1
Depreciation and Amortization              361.4        324.5        306.4       315.0       280.8
Total Research, Development,
      and Engineering Expense              567.7        477.7        425.4       408.6       385.5

At December 31 <F5>

Working Capital                         $1,011.8     $1,067.4       $937.6      $822.5      $806.7
Property, Plant and Equipment            1,938.3      1,574.7      1,351.8     1,271.6     1,292.8
Total Assets                             4,504.7      4,092.6      3,448.9     3,332.4     3,364.2
    % Return on Assets <F3>                  9.9%         9.9%         8.4%        8.9%        8.1%
Long-Term Debt                             212.5        278.8        199.3       112.0       135.4
Total Debt                                 530.7        461.2        389.7       428.3       473.0
Shareholders' Equity                     2,768.0      2,495.8      2,206.5     2,071.1     2,029.2
    % Return on Shareholders' Equity <F3>   16.2%        15.9%        13.4%       14.6%       13.8%
Book Value Per Share <F1>                 $12.71       $11.50       $10.19       $9.51       $9.28
Backlog                                 $1,000.0       $825.0       $707.0      $719.0      $777.0
Number of Employees                       40,800       34,000       30,800      29,500      29,900
Floor Space (sq. ft. in millions)           14.6         12.0         11.4        11.0        10.8
Weighted Average Shares
     Outstanding <F1> (in millions)        217.7        217.0        216.6       217.7       218.7
Stock Price Range <F1>
    First Quarter                     38    -35 3/16   32 3/4 -29 5/8    30 11/16-27 5/16  34 3/8  -28       27 3/8-20 7/16
    Second Quarter                    45    -36 1/2    34 3/4 -28 13/16  31 15/16-29 9/16  31 3/4  -26 3/4   27 3/4-23 1/2
    Third Quarter                     44    -37 7/8    39 1/8 -34 3/8    33 5/8  -29 7/8   30 7/8  -26 5/16  27 7/8-25
    Fourth Quarter                    40 7/8-37 1/8    39 1/16-33 11/16  33 3/16 -28 1/2   32 15/16-27 5/16  30    -23 13/16
    Stock Price/Earnings Ratio,
                          High-Low <F4>    23-18            23-17             26-21             25-19            24-17

<F1> Share data has been adjusted for the 2-for-1 stock split in 1995.
<F2> On January 24, 1996, a regular quarterly dividend of 25 cents per share was declared - an indicated
     annual rate of $1.00.
<F3> Computed based on income from continuing operations divided by average total assets or shareholders'
     equity, as applicable, each year.
<F4> High and low stock price divided by reported income from continuing operations per share for the year.
<F5> For years 1991 to 1994, M/A-COM, Inc.'s fiscal year ended the Saturday closest to September 30th is included with AMP Incorporated's calendar year end.
<F6> Cash dividends per share were not restated for the pooling-of-interests with M/A-COM, Inc.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The information appearing under "Management's Discussion &
Analysis" on pages 26-29 of the Company's 1995 Annual Report to shareholders is hereby incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the related notes thereto, together with the report thereon of Arthur Andersen LLP dated February 16, 1996, appearing on pages 30-46 of the Annual Report to shareholders for the year ended December 31, 1995 are hereby incorporated by reference.

Financial Statement Schedules are filed under Item 14.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Executive Officers of the Company, see "Executive Officers of the Registrant" at the end of
Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 2-5 of the Proxy Statement for the AMP Incorporated 1996 Annual
Shareholders' Meeting, which are hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Pages 7-18 and pages 24-25 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting are hereby incorporated by reference. These pages set forth information on:
i) compensation for directors; ii) benefit and retirement oriented plans for directors; iii) Board of Directors committees and meetings;
iv) compensation for named executive officers; v) option/SAR grants in 1995; vi) options/SAR exercises in 1995 and fiscal year-end values; vii) executive officers' retirement benefits; viii) termination of employment and change of control arrangements; and
ix) certain other relationships and related transactions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Pages 5-7 and pages 18-19 of the Proxy Statement for the AMP
Incorporated 1996 Annual Shareholders' Meeting are hereby incorporated by reference as to security ownership of executive officers and directors.

Page 25 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting is hereby incorporated by reference as to principal shareholders beneficially owning more than 5% of the outstanding Common Stock of the Company as of March 8, 1996.

There are no arrangements known to the Company that may at a subsequent date result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Footnote (4) on page 7 and the section on page 25 entitled
"Certain Relationships and Related Transactions" of the
Proxy Statement for the AMP Incorporated 1996 Annual
Shareholders' Meeting are hereby incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) Documents Filed as a Part of the Form 10-K Report

1. Consolidated Statements of Income, Shareholders' Equity, and Cash Flows, for the years ended December 31, 1995, 1994 and 1993; Consolidated Balance Sheets as of December 31, 1995 and 1994; the accompanying Notes to Consolidated Financial Statements; and the Report of Independent Public Accountants thereon, on pages 30-46 of the Annual Report to shareholders for the year ended December 31, 1995, are hereby incorporated by reference.

     Statements of the Registrant - Separate financial statements are omitted for AMP Incorporated since it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned and their restricted net assets are not material in relation to total consolidated net assets at December 31, 1995.

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

3.  EXHIBITS:

  Exhibit
  Number                        Description
  -------                      -------------

   3.(i)  - Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii) - Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) of the Report on Form 10-K for the year ended December 31, 1994)

   4.A    - Shareholder Rights Plan adopted by the Company's Board
            of Directors October 25, 1989 (incorporated by reference
               to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B    - Amendment Rights Agreement between the Company and
            Chemical Bank, as Rights Agent for the Shareholder
               Rights Plan, dated September 4, 1992 (incorporated by
            reference to Exhibit 4-b of the Report on Form 10-K for the year ended December 31, 1992)

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

 10.B*    - Executive Severance Agreements dated
            October 27, 1983 and January 24, 1990 between the
            Company and certain of the Company's Executive Officers
            (also see the section entitled "Termination of Employment and Change of Control Arrangements" on
            Pages 24-25 of the Proxy Statement for the AMP
            Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report). (The 1983 Agreement is incorporated by reference to Exhibit 10-b of the Report on Form 10-K for the year ended December 31, 1990, and the 1990 Agreement is incorporated by reference to Exhibit 10.B of the Report on Form 10-K for the year ended December 31, 1993)

  10.C*   - AMP Incorporated Bonus Plan (Stock Plus Cash) (also see
            footnote (1) on Pages 14-15 of the Proxy
            Statement for the AMP Incorporated 1996 Annual
            Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10c of the Report on Form 10-K for the year ended December 31, 1992)

  10.D*   - AMP Incorporated Pension Restoration Plan (January 1,
            1995 Restatement), a supplemental employee retirement plan (summarized on Page 16-17 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.E*   - Executive life insurance plan (incorporated by reference to Exhibit 10-e of the Report on Form 10-K for the year ended December 31, 1990)

  10.F*   - Amendments dated March 1, 1995 to executive life insurance agreements in the form dated October 1990 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.G*   - Executive split-dollar life insurance agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.H*   - AMP Incorporated Deferred Compensation Plan effective January
            1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.I*   - Deferred Compensation Plan for Non-Employee Directors
            (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.J*   - Retirement plan for outside directors (also see the
            section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10g of the 10-K Report for the year ended December 31, 1990)

  10.K*   - Outside Directors Deferred Stock Accumulation Plan (see
            also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' meeting incorporated by reference under
            Item II, Part III of this Report).

  10.L*   - Consulting agreement between the Company and Mr. Harold
            A. McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (incorporated by reference to Exhibit 10-j of the Report on Form 10-K for the year ended December 31, 1992)

  10.M*   - Amendment to the consulting agreement between the
            Company and Mr. Harold A. McInnes, and dated November 8, 1995 (also see footnote (4) on Page 7 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item II, Part III of this Report).

  10.N*   - Management Incentive Plan (also see column (d) of the
            Summary Compensation Table on Page 11 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the Quarter ended September 30, 1995)

  10.O*   - Director and officer indemnification agreements
            (incorporated by reference to Exhibit 10-j of the
            Report on Form 10-K for the year ended December 31,
            1991)

  10.P*   - AMP Incorporated 1993 Long-Term Equity Incentive Plan
            (also see footnote (1) on Pages 13-14 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10.B the Report on Form 10-Q for the Quarter ended September 30, 1995)

  10.Q*   - AMP Incorporated Stock Bonus Unit and Supplemental Cash
            Bonus Agreement (incorporated by reference to Exhibit
            10.B of the Report on Form 10-Q for the Quarter ended
            September 30, 1993)

  10.R*   - AMP Incorporated Non-Qualified Stock Option Agreement
            (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the Quarter ended September
            30, 1993)

  10.S*   - AMP Incorporated Incentive Stock Option Agreement
            (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the Quarter ended September
            30, 1993)

  10.T*   - AMP Incorporated Performance Restricted Share Agreement
            (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the Quarter ended September
            30, 1995)

  10.U*   - Restricted stock agreement between the Company and Mr.
            Dennis Horowitz, Vice President, Americas, dated as of September 12, 1994 (incorporated by reference to Exhibit 10.Q of the Report on Form 10-K for the year ended December 31, 1994)

  10.V*   - Restricted stock agreement between the Company and Mr.
            Robert Ripp, Vice President and Chief Financial Officer, dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31, 1994)

   13     - Portions of the Annual Report to shareholders for the
            year ended December 31, 1995 that are specifically incorporated by reference into this Report

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

(b)   Reports on Form 8-K
      There were no reports on Form 8-K filed for the three months ended December 31, 1995.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March 1996.

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

     Signature                Title                        Date

/s/ J. E. Marley
___________________  Chairman of the Board and a      March 29, 1996
(J. E. Marley)       Director

/s/ W. J. Hudson
___________________  Chief Executive Officer and      March 29, 1996
(W. J. Hudson)       President and a Director

/s/ Robert Ripp
___________________  Vice President and               March 29, 1996
(R. Ripp)            Chief Financial Officer

/s/ William S. Urkiel
___________________  Controller                       March 29, 1996
(W. S. Urkiel)

/s/ Dexter F. Baker
___________________  Director                         March 29, 1996
(D. F. Baker)


___________________  Director                         March __, 1996
 (R. D. DeNunzio)

/s/ B. H. Franklin
___________________  Director                         March 29, 1996
 (B. H. Franklin)

/s/ Joseph M. Hixon III
___________________  Director                         March 29, 1996
(J. M. Hixon III)

/s/ H. A. McInnes
___________________  Director                         March 29, 1996
 (H. A. McInnes)

/s/ J. J. Meyer
___________________  Director                         March 29, 1996
 (J. J. Meyer)

/s/ John C. Morley
___________________  Director                         March 29, 1996
 (J. C. Morley)

/s/ W. F. Raab
___________________  Director                         March 29, 1996
  (W. F. Raab)


___________________  Director                         March __, 1996
(P. G. Schloemer)


___________________  Director                         March __, 1996
(T. Shiina)





                               AMP INCORPORATED & SUBSIDIARIES

Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Balance at    Additions     Deductions                         Balance at
                                   Beginning     Charged to    from              Translation      End
Description                        of Year       Expense       Reserves<F1>      Adjustments      of Year
-----------                       -----------    ----------     ------------     -----------      -----------
RESERVE DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:
  Reserve for doubtful accounts--

  Year ended December 31, 1995    $22,701,000    $6,549,000     $(5,063,000)     $  352,000        $24,539,000
  Year ended December 31, 1994    $15,532,000    $8,962,000     $(2,915,000)     $1,122,000        $22,701,000
  Year ended December 31, 1993    $13,125,000    $6,063,000     $(3,045,000)     $(611,000)        $15,532,000
__________

<F1>  Uncollectible accounts charged against the reserve, net of recoveries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To AMP Incorporated:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in AMP Incorporated's annual report to shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, PA
February 16, 1996                    /s/ Arthur Andersen LLP
                                   ----------------------------
                                       Arthur Andersen LLP




APPENDIX

             10-K Report for Year Ended December 31, 1995

1) Part III, Item 10, Directors and Executive Officers of the Registrant. Page 2 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting includes a portrait photographs of the following directors and nominees for director: Dexter F. Baker and Ralph D. DeNunzio. Page 3 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Barbara Hackman Franklin; Joseph M. Hixon III; William J. Hudson, Jr.; and James E. Marley. Page 4 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Harold A. McInnes; Jerome J. Meyer; John C. Morley; and Walter F. Raab. Page 5 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Paul G. Schloemer and Takeo Shiina.

                      EXHIBIT INDEX
  Exhibit
  Number                        Description
  -------                      -------------
   3.(i)  - Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii) - Bylaws of the Company (incorporated by reference to Exhibit 3.(ii) of the Report on Form 10-K for the year ended December 31, 1994)

   4.A    - Shareholder Rights Plan adopted by the Company's Board
            of Directors October 25, 1989 (incorporated by reference
               to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B    - Amendment Rights Agreement between the Company and
            Chemical Bank, as Rights Agent for the Shareholder
               Rights Plan, dated September 4, 1992 (incorporated by
            reference to Exhibit 4-b of the Report on Form 10-K for the year ended December 31, 1992)

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

 10.B*    - Executive Severance Agreements dated
            October 27, 1983 and January 24, 1990 between the
            Company and certain of the Company's Executive Officers
            (also see the section entitled "Termination of Employment and Change of Control Arrangements" on
            Pages 24-25 of the Proxy Statement for the AMP
            Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report). (The 1983 Agreement is incorporated by reference to Exhibit 10-b of the Report on Form 10-K for the year ended December 31, 1990, and the 1990 Agreement is incorporated by reference to Exhibit 10.B of the Report on Form 10-K for the year ended December 31, 1993)

  10.C*   - AMP Incorporated Bonus Plan (Stock Plus Cash) (also see
            footnote (1) on Pages 14-15 of the Proxy
            Statement for the AMP Incorporated 1996 Annual
            Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10c of the Report on Form 10-K for the year ended December 31, 1992)

  10.D*   - AMP Incorporated Pension Restoration Plan (January 1,
            1995 Restatement), a supplemental employee retirement plan (summarized on Page 16-17 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.E*   - Executive life insurance plan (incorporated by reference to Exhibit 10-e of the Report on Form 10-K for the year ended December 31, 1990)

  10.F*   - Amendments dated March 1, 1995 to executive life insurance agreements in the form dated October 1990 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.G*   - Executive split-dollar life insurance agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.H*   - AMP Incorporated Deferred Compensation Plan effective January
            1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the Quarter ended March 31, 1995)

  10.I*   - Deferred Compensation Plan for Non-Employee Directors
            (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.J*   - Retirement plan for outside directors (also see the
            section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10g of the 10-K Report for the year ended December 31, 1990)

  10.K*   - Outside Directors Deferred Stock Accumulation Plan (see
            also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' meeting incorporated by reference under
            Item II, Part III of this Report).

  10.L*   - Consulting agreement between the Company and Mr. Harold
            A. McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (incorporated by reference to Exhibit 10-j of the Report on Form 10-K for the year ended December 31, 1992)

  10.M*   - Amendment to the consulting agreement between the
            Company and Mr. Harold A. McInnes, and dated November 8, 1995 (also see footnote (4) on Page 7 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item II, Part III of this Report).

  10.N*   - Management Incentive Plan (also see column (d) of the
            Summary Compensation Table on Page 11 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the Quarter ended September 30, 1995)

  10.O*   - Director and officer indemnification agreements
            (incorporated by reference to Exhibit 10-j of the
            Report on Form 10-K for the year ended December 31,
            1991)

  10.P*   - AMP Incorporated 1993 Long-Term Equity Incentive Plan
            (also see footnote (1) on Pages 13-14 of the Proxy Statement for the AMP Incorporated 1996 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report). (Incorporated by reference to Exhibit 10.B the Report on Form 10-Q for the Quarter ended September 30, 1995)

  10.Q*   - AMP Incorporated Stock Bonus Unit and Supplemental Cash
            Bonus Agreement (incorporated by reference to Exhibit
            10.B of the Report on Form 10-Q for the Quarter ended
            September 30, 1993)

  10.R*   - AMP Incorporated Non-Qualified Stock Option Agreement
            (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the Quarter ended September
            30, 1993)

  10.S*   - AMP Incorporated Incentive Stock Option Agreement
            (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the Quarter ended September
            30, 1993)

  10.T*   - AMP Incorporated Performance Restricted Share Agreement
            (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the Quarter ended September
            30, 1995)

  10.U*   - Restricted stock agreement between the Company and Mr.
            Dennis Horowitz, Vice President, Americas, dated as of September 12, 1994 (incorporated by reference to Exhibit 10.Q of the Report on Form 10-K for the year ended December 31, 1994)

  10.V*   - Restricted stock agreement between the Company and Mr.
            Robert Ripp, Vice President and Chief Financial Officer, dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31, 1994)

   13     - Portions of the Annual Report to shareholders for the
            year ended December 31, 1995 that are specifically incorporated by reference into this Report

   21     - List of Subsidiaries

   23     - Consent of Independent Public Accountants

   27     - Financial Data Schedule