Form 10-Q
period 1996-03-31
AMP INC
filed 1996-05-14
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1996

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

The number of shares of AMP Common Stock (without Par Value) outstanding at May 10, 1996 was 219,347,585.
                                                    Includes an Exhibit Index.

                        AMP Incorporated & Subsidiaries

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995, and the Consolidated Balance Sheets at March 31, 1996 and December 31, 1995, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                 (dollars in thousands,
                                 except per share data)

                                   For the Three Months
                                     Ended March 31,

                                     1996         1995(1)
                                 -----------    -----------
Net Sales ....................   $ 1,362,975    $ 1,295,769
Cost of Sales ................       932,585        874,857
                                 -----------    -----------
    Gross income .............       430,390        420,912
Selling, General and
 Administrative Expenses .....       245,429        228,212
                                 -----------    -----------
    Income from operations ...       184,961        192,700
Interest Expense .............        (7,982)        (9,071)
Other Income (Deductions), net         3,561        (14,137)
                                 -----------    -----------
    Income before income taxes       180,540        169,492
Income Taxes .................        64,092         64,177
                                 -----------    -----------
Net Income ...................   $   116,448    $   105,315
                                 ===========    ===========

*Per Share - Net  income......       $.53           $.48
         Cash dividends.......       $.25           $.23

*Weighted average number of shares.218,762,121  217,169,900
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

                        AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                        For the Three Months
                                                           Ended March 31,

                                                          1996       1995(1)
                                                       ---------    ---------
Cash and Cash Equivalents at January 1 ............... $ 212,538    $ 244,568

Operating Activities:
      Net Income .....................................   116,448      105,315
      Noncash adjustments -
         Depreciation and amortization ...............    98,303       83,748
         Changes in operating assets and liabilities .   (87,714)     (67,642)
      Change in subsidiary's year-end ................      --          3,164
      Other, net .....................................    24,517        9,845
                                                       ---------    ---------
         Cash provided by operating activities .......   151,554      134,430
                                                       =========    =========

Investing Activities:

      Additions to property, plant and equipment .....  (136,442)    (143,561)
      Purchase of subsidiary -
         Net of cash and cash equivalents acquired ...    (2,000)        --
      Other, net .....................................   (27,921)         219
                                                       ---------    ---------
      Cash used for investing activities .............  (166,363)     143,342
                                                       ---------    ---------
Financing Activities:
      Changes in short-term debt .....................    51,696       50,670
      Additions to long-term debt ....................     1,312       10,466
      Reductions of long-term debt ...................   (11,491)     (13,743)
      Purchases of treasury stock ....................       (65)        (112)
      Dividends paid .................................   (54,409)     (48,261)
      Other, net .....................................       108          409
                                                       ---------    ---------
         Cash used for financing activities ..........   (12,849)        (571)
                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash ..............       930        6,929
                                                       ---------    ---------
Cash and Cash Equivalents at March 31 ................   185,810      242,014
                                                       =========    =========

Changes in Operating Assets and Liabilities:
Receivables ..........................................   (72,878)     (61,869)
Inventories ..........................................   (41,373)     (18,468)
Other current assets .................................   (23,326)     (20,188)
Payables, trade and other ............................    (3,143)     (15,254)
Accrued payrolls and benefits ........................    35,361       28,741
Other accrued liabilities ............................    17,645       19,396
                                                       ---------    ---------
                                                         (87,714)     (67,642)
                                                       =========    =========

Interest paid during the periods was approximately equal to amounts charged to expense.

(1) Figures have been restated to reflect the pooling of interests with M/A-COM on June 30, 1995.


               AMP Incorporated & Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                   (Condensed, Unaudited)

                                         (dollars in thousands)

                                         March 31,   December 31,
                                           1996         1995
                                        ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents .........   $  185,810   $  212,538
  Securities available for sale .....       60,453       58,197
  Receivables .......................    1,078,166    1,011,460
  Inventories---
    Finished goods and work in
      process .......................      428,742      411,504
    Purchased and manufactured parts       281,767      263,926
    Raw materials ...................       93,213       87,373
                                        ----------   ----------
      Total inventories .............      803,722      762,803
  Other current assets ..............      247,993      232,910
                                        ----------   ----------
      Total current assets ..........    2,376,144    2,277,908
                                        ----------   ----------
Property, Plant and Equipment .......    4,439,242    4,352,026
  Less - Accumulated depreciation ...    2,464,902    2,413,760
                                        ----------   ----------
      Property, plant and equipment,
       net ..........................    1,974,340    1,938,266
                                        ----------   ----------
Investments and Other Assets ........      305,409      288,565
                                        ----------   ----------
TOTAL ASSETS ........................  $ 4,655,893   $4,504,739
                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ...................   $  369,082   $  318,169
  Payables, trade and other .........      454,107      460,892
  Accrued liabilities ...............      541,229      487,032
                                        ----------   ----------
    Total current liabilities .......    1,364,418    1,266,093
Long-Term Debt ......................      208,599      212,485
Other Liabilities and
  Deferred Credits ..................      258,125      258,133
                                        ----------   ----------
    Total liabilities ...............    1,831,142    1,736,711
Shareholders' Equity ................    2,824,751    2,768,028
                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,655,893   $4,504,739
                                        ==========   ==========


                        AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (March 31, 1996, Unaudited)

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS
- ----------

FIRST QUARTER 1996

SALES - Record $1.36 billion; up 5% from $1.30 billion in the year-earlier and fourth quarter 1995

EARNINGS - 53 cents/share; up 10% from 48 cents/share in first quarter 1995 and up slightly from the 52 cents/share in fourth quarter 1995

BOOKINGS - $1.41 billion, up from $1.24 billion in fourth quarter 1995

ORDER BACKLOG - Up $42 million during quarter to $1.04 billion

EMPLOYMENT - Increased 1,050 during quarter to 41,850 through acquisitions and international expansion

CAPITAL EXPENDITURES - $136 million in first quarter; total for year expected to be similar to $713 million in 1995

DIVIDEND ACTION
     On Wednesday, April 24, 1996, the Board of Directors declared a regular quarterly dividend of 25 cents per share, payable June 3, 1996 to holders of record May 6, 1996. The current indicated annual rate of $1.00 per share is up from 92 cents per share in 1995 and 84 cents in 1994 - and is the 43rd consecutive annual increase.

ANNUAL MEETING REPORT
- ---------------------
     The AMP Incorporated Annual Meeting was held April 24, 1996, at 10:30 a.m. at the AMP Incorporated Global Executive Leadership Center, 411 South 40th Street, Harrisburg, Pennsylvania.

FORMAL BUSINESS
     Chairman James E. Marley stated that 81% of the stock was represented in person or by proxy. The following Directors were elected: D.F. Baker, H.A. McInnes, R.D. DeNunzio, J.J. Meyer, B.H. Franklin, J.C. Morley, J.M. Hixon, W.F. Raab, W.J. Hudson, P.G. Schloemer, J.E. Marley, and T. Shiina. Each of the directors received over 98% of the votes cast.

NEWS RELEASE
- ------------

A news release on current results and outlook was made Wednesday, April 24, 1996:

SALES AND EARNINGS
     Sales rose 5% to a record $1.36 billion from the $1.30 billion of the year-earlier and prior quarters. The modest rate of growth reflects the effects of slow economic growth in the U.S., Japan, and Europe, and the slowdown in some of the markets we serve such as personal computers and cellular phones. In our Preliminary Year End Report in January, we stated that we expected sales growth to be rather modest in the first part of this year, and confirmed this expectation in a March 27, 1996 news release.

     Earnings of 53 cents/share were up 10% from 48 cents in the year-earlier quarter (restated to include M/A-COM) and up slightly from the 52 cents in the fourth quarter of 1995. This is closely in line with current analyst expectations.

     The strengthening of the U.S. dollar reduced first quarter sales $9 million from the year-earlier quarter and $17 million from the prior quarter. Exchange rates staying at current levels the rest of this year would reduce second quarter sales by over $50 million and the full year by approximately $125 million.

     The Americas, aided by solid growth in our Global Interconnect Business Group and M/A-COM operations, were up 10% in sales compared to the year-earlier first quarter. Sales in the U.S. (44% of the worldwide total) were up 10%. Sales growth in the U.S. was strongest in the automotive and communications markets.

     European sales (33% of the worldwide total) were up 2% in local currencies and up 4% in U.S. dollars. Strongest country growth was in Spain and Great Britain. Best sales growth by markets was in automotive, communications, and computer/office equipment.

     Asia/Pacific sales (18% of the worldwide total) grew 4% in local currencies and declined 3% in U.S. dollars. Strongest country growth was in China, Korea, and Singapore; strongest sales growth by markets was in communications and consumer goods. Still affected by slow economic growth, our sales in Japan were essentially flat.

     Pretax profit margins held steady despite continuing product price erosion, product mix changes, and higher costs - including unusually high weather-related costs.

OUTLOOK
     We believe the outlook is for continued AMP growth during the rest of the year. We are assuming stronger economic growth in the U.S. and Japan, continued strong economic growth in the rest of the Asia/Pacific region, and modest economic growth in Europe. We expect an improved demand picture from markets we serve such as personal computers and cellular phones that have slowed in recent months and are apparently going through an inventory correction period. We also have a strong flow of new products and a growing contribution from the faster-growing businesses that we are building.

     Negative factors include continuing price erosion in the connector industry, reflecting intense global competition in the entire electronics industry, and the strengthening U.S. dollar, which reduces our international results when translated into dollars.

     We continue to expect earnings to grow faster than sales for the full year because of cost reduction efforts combined with the effects of improving margins at M/A-COM and the diminishing loss in our Global Interconnect Systems Business group where most of our product/market diversification is concentrated.

     We continue to build our capabilities for growth in pursuit of our Vision 2000 goal of $10 billion sales by the end of this decade. We are making good progress in our diversification into logically related product and market segments - areas such as cable and cable assemblies, printed circuit boards, panel assemblies, electro-optic products, networking/premises wiring products, sensors, and components for wireless communications systems. We are steadily expanding our presence in international markets - with companies now in 39 countries outside the U.S. We continue to spend heavily on research, development, and engineering (11% of sales for many years), and are achieving a steady flow of new products. For eight consecutive years AMP has been rated the top performing connector supplier in independent customer surveys.

     So looking beyond the current period of slow growth, we believe we have laid an excellent foundation for continued good longer-term growth assuming a reasonably favorable business environment during the rest of this decade.

EXPANSION
     We now have over 15 million sq. ft. of floor space. Last year we increased floor space 2.6 million sq. ft. - partly through extensive expansion of AMP facilities and partly through acquisitions. Capital expenditures were a record $713 million up from $473 million in 1994. Expansion continues in the U.S. and several other countries in 1996, although the floor space likely to be added will be a more modest amount. Total capital spending in 1996 is expected to be similar to 1995 as we add more equipment to improve capacity, quality, and productivity and tool up new products.

ACQUISITION
     In February we completed the pooling of interests with Madison Cable Corporation, a leading producer of computer cables, and issued 1.6 million AMP shares in an exchange of stock.

ANNUAL MEETING
     Comments at the annual meeting included a review of 1995 by President and CEO William J. Hudson on our good growth in sales and earnings, significant expansion of our facilities and capabilities, and steady progress of our product/market diversification efforts. He was followed by brief reviews of M/A-COM by its President, Richard P. Clark, and of the home automation market by G. Russell Knerr, Vice President-AMP Building Systems.

                       FORTUNE 500 RANKINGS
                      (based on 1995 results)

                                        Overall**   Electronics*
                                        ---------   ------------

Sales ...........................          254          11
Net Income ......................          170          10
Net Income as % of Sales (8.2%) .          145          18
Net Income as % of Assets (9.5%)            70          16
Net Income as % of Equity (15.4%)          202          22
10-Year Earnings Per Share
        Growth Rate (14.6%) .....           78          11

*43 Companies
**Now includes both industrial and service companies

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
- --------------------------------------------------------

     Statements in this Report on Form 10-Q that are not strictly historical facts are "forward-looking" statements which should be considered as subject to uncertainties that exist in the Company's operations and business environment. These uncertainties which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the Company's Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on or about March 29, 1996.

          PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     The Annual Meeting of Shareholders of AMP Incorporated was held on Wednesday, April 24, 1996 beginning at 10:30 a.m., local time, at the AMP Global Executive Leadership Center, 441 South Fortieth Street, Harrisburg, Pennsylvania. As of the record date (March 8, 1995) for the Annual Meeting, 219,313,134 shares of Common Stock were outstanding and entitled to vote. 178,671,101 shares, representing over 81% of the outstanding Common Stock eligible to vote, were represented at the Annual Meeting either in person or by proxy.

* All of the directors of the Company, twelve in number, were elected at the Annual Meeting, each by an affirmative vote of at least 98% of the votes cast. The results of the vote tabulation for each director are as follows:

   Director                   Votes For         Votes Withheld
   --------                   ---------         --------------

Dexter F. Baker ......        177,878,976          792,125
Ralph D. DeNunzio ....        177,969,600          701,501
Barbara H. Franklin ..        177,990,806          680,295
Joseph M. Hixon III ..        177,997,662          673,439
William J. Hudson, Jr         177,974,462          696,639
James E. Marley ......        178,003,351          667,750
Jerome J. Meyer ......        177,966,901          704,200
Harold A. McInnes ....        177,880,064          791,037
John C. Morley .......        177,892,091          779,010
Walter F. Raab .......        177,832,511          838,590
Paul G. Schloemer ....        177,983,773          687,328
Takeo Shiina .........        176,543,062        2,128,039


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

      Exhibit
      Number                      Description
      -------                     -----------

        10 -        AMP Incorporated Management Incentive Plan
                    (January 1, 1996 Restatement)

        27 -        Financial Data Schedule

     (B)  Reports on Form 8-K --

            There were no reports on Form 8-K for the three months ended March 31, 1996.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1996                    AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/  W. J. Hudson
                                 __________________________________
                                   William J. Hudson
                                   Chief Executive Officer
                                   and President

                                 By:  /s/  W. S. Urkiel
                                 __________________________________
                                   William S. Urkiel
                                   Controller

**
                   EXHIBIT INDEX
                   -------------

      Exhibit
      Number                              Description
      -------                             -----------

        10 -        AMP Incorporated Management Incentive Plan
                    (January 1, 1996 Restatement)

        27 -        Financial Data Schedule