Form 10-Q
period 1996-06-30
AMP INC
filed 1996-08-13
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

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

The number of shares of AMP Common Stock (without Par Value) outstanding at August 1, 1996 was 219,518,030.
                                                    Includes an Exhibit Index.

                         AMP Incorporated & Subsidiaries

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the six months ended June 30, 1996 and 1995, the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995, and the Consolidated Balance Sheets at June 30, 1996 and December 31, 1995, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                 (dollars in thousands,
                                 except per share data)

                                   For the Three Months
                                      Ended June 30,

                                     1996         1995(1)
                                 -----------    -----------
Net Sales ....................   $ 1,365,487    $ 1,336,059
Cost of Sales ................       947,697        887,718
                                 -----------    -----------
    Gross income .............       417,790        448,341
Selling, General and
 Administrative Expenses .....       243,250        286,598
                                 -----------    -----------
    Income from operations ...       174,540        161,743
Interest Expense .............        (8,166)       (10,326)
Other Income (Deductions), net         7,132         (3,926)
                                 -----------    -----------
    Income before income taxes       173,506        147,491
Income Taxes .................        57,885         49,973
                                 -----------    -----------
Net Income ...................   $   115,621    $    97,518
                                 ===========    ===========

 Per Share - Net  income......       $.53           $.45
         Cash dividends.......       $.25           $.23

 Weighted average number of shares.219,628,343  217,329,362
                                   ===========  ===========

(1) 1995 Selling, General and Administrative Expenses include $48.7 million in expenses for the M/A-COM merger.


          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                 (dollars in thousands,
                                 except per share data)

                                   For the Six Months
                                      Ended June 30,

                                     1996         1995(1)
                                 -----------    -----------
Net Sales ....................   $ 2,728,462    $ 2,631,828
Cost of Sales ................     1,880,282      1,762,575
                                 -----------    -----------
    Gross income .............       848,180        869,253
Selling, General and
 Administrative Expenses .....       488,679        514,810
                                 -----------    -----------
    Income from operations ...       359,501        354,443
Interest Expense .............       (16,148)       (19,397)
Other Income (Deductions), net        10,693        (18,063)
                                 -----------    -----------
    Income before income taxes       354,046        316,983
Income Taxes .................       121,977        114,150
                                 -----------    -----------
Net Income ...................   $   232,069    $   202,833
                                 ===========    ===========

 Per Share - Net  income......       $1.06          $.93
         Cash dividends.......       $ .50          $.46

 Weighted average number of shares.219,138,549  217,248,797
                                   ===========  ===========

(1) 1995 Selling, General and Administrative Expenses include $48.7 million in expenses for the M/A-COM merger.



                         AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                        For the Six Months
                                                           Ended June 30,

                                                          1996         1995
                                                       ---------    ---------
Cash and Cash Equivalents at January 1 ............... $ 212,538    $ 244,568

Operating Activities:
      Net Income .....................................   232,069      202,833
      Noncash adjustments -
         Depreciation and amortization ...............   202,059      176,007
         Changes in operating assets and liabilities .  (128,304)    (108,965)
      Other, net .....................................    50,587       52,178
                                                       ---------    ---------
         Cash provided by operating activities .......   356,411      322,053
                                                       =========    =========

Investing Activities:

      Additions to property, plant and equipment .....  (293,754)    (326,221)
      Purchase of subsidiary -
         Net of cash and cash equivalents acquired....   (35,971)         ---
      Other, net .....................................   (51,626)      25,466
                                                       ---------    ---------
         Cash used for investing activities ..........  (381,351)    (300,755)
                                                       ---------    ---------
Financing Activities:
      Changes in short-term debt .....................   101,305       55,730
      Additions to long-term debt ....................     4,179       13,976
      Reductions of long-term debt ...................   (18,612)     (18,580)
      Purchases of treasury stock ....................      (172)        (112)
      Dividends paid .................................  (109,224)     (96,449)
      Other, net .....................................       ---        1,188
                                                       ---------    ---------
         Cash used for financing activities ..........   (22,524)     (44,247)
                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash ..............     1,294        5,001
                                                       ---------    ---------
Cash and Cash Equivalents at June 30 .................   166,368      226,620
                                                       =========    =========

Changes in Operating Assets and Liabilities:
      Receivables ....................................   (89,629)     (86,510)
      Inventories ....................................   (48,244)     (63,764)
      Other current assets ...........................   (20,547)     (29,692)
      Payables, trade and other ......................   (11,819)      (2,394)
      Accrued payrolls and benefits ..................    23,921       36,440
      Other accrued liabilities ......................    18,014       36,955
                                                       ---------    ---------
                                                        (128,304)    (108,965)
                                                       =========    =========


               AMP Incorporated & Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                         (dollars in thousands)

                                         June 30,   December 31,
                                           1996         1995
                                        ----------   ----------
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents .........   $  166,368   $  212,538
  Securities available for sale .....       50,152       58,197
  Receivables .......................    1,084,311    1,011,460
  Inventories---
    Finished goods and work in
      process .......................      412,325      411,504
    Purchased and manufactured parts       293,765      263,926
    Raw materials ...................       98,149       87,373
                                        ----------   ----------
      Total inventories .............      804,239      762,803
  Other current assets ..............      258,702      232,910
                                        ----------   ----------
      Total current assets ..........    2,363,772    2,277,908
                                        ----------   ----------
Property, Plant and Equipment .......    4,521,817    4,352,026
  Less - Accumulated depreciation ...    2,510,668    2,413,760
                                        ----------   ----------
      Property, plant and equipment,
       net ..........................    2,011,149    1,938,266
                                        ----------   ----------
Investments and Other Assets ........      345,245      288,565
                                        ----------   ----------
TOTAL ASSETS ........................  $ 4,720,166   $4,504,739
                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ...................   $  423,083   $  318,169
  Payables, trade and other .........      427,448      460,892
  Accrued liabilities ...............      526,241      487,032
                                        ----------   ----------
    Total current liabilities .......    1,376,772    1,266,093
Long-Term Debt ......................      199,901      212,485
Other Liabilities and
  Deferred Credits ..................      274,470      258,133
                                        ----------   ----------
    Total liabilities ...............    1,851,143    1,736,711
Shareholders' Equity ................    2,869,023    2,768,028
                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,720,166   $4,504,739
                                        ==========   ==========


                         AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (June 30, 1996, Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1996.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS
- ----------

SECOND QUARTER 1996

SALES -- Record $1.37 billion; up 2% from $1.34 billion in the year-earlier quarter; up slightly from $1.36 billion in the prior quarter

EARNINGS -- 53 cents/share; up 18% from 45 cents/share in second quarter of 1995, which was after a reduction of 16 cents for the effects of our merger with M/A-COM last June; flat with 53 cents/share in first quarter 1996

BOOKINGS --$1.33 billion; down from $1.41 billion in first quarter 1996

ORDER BACKLOG -- Down $37 million during quarter to $1.01 billion

DIVIDEND -- Regular quarterly dividend of 25 cents/share declared payable September 3, 1996


SIX MONTHS 1996

SALES -- $2.73 billion, up 4% from $2.63 billion in first half 1995

EARNINGS -- $1.06/share, up 14% from 93 cents/share in first half 1995, which was after a 16 cents reduction for the effects of the merger with M/A-COM last June

CAPITAL EXPENDITURES -- $294 million in first half, total for year expected to be lower than the $713 million in 1995

NEWS RELEASE
- ------------

A news release on current results and outlook was made Wednesday, July 24, 1996:

SALES AND EARNINGS
- ------------------

     Sales rose 2% to a record $1.37 billion from $1.34 billion in the year-earlier quarter, and up slightly from $1.36 billion in the prior quarter. As in the first quarter, sales were lower than earlier expected -- continuing to be affected by weak market demand in the U.S., slow economic growth in Europe, the strengthening of the U.S. dollar, and product price erosion.

     Earnings of 53 cents/share were up 18% from 45 cents in the year-earlier quarter which was after a reduction of 16 cents/share for the effects of our merger with M/A-COM last June, and were level with the 53 cents in the first quarter of this year. This is in line with our outlook comments in a June 28, 1996 news release.

     Changes in exchange rates reduced sales $65 million from the year-earlier quarter and $11 million from the prior quarter. Exchange rates staying at current levels the rest of the year would reduce third quarter sales by $43 million from the year-earlier quarter and $1 million from the prior quarter, and reduce full year sales by over $150 million.

     The U.S. (44% of the total) was up 10% in sales from the 1995 second quarter due primarily to the continued good growth of our Global Interconnect Systems Business group and M/A-COM subsidiary. Strongest sales growth by markets was in automotive and industrial/commercial electronics.

     European sales (32% of the worldwide total) were up 4% year-to-year in local currencies and down 1% in U.S. dollars. Strongest growth by countries was Spain and Italy, and by markets was automotive and networking. Slow economic growth has reduced our growth rate in Europe from the strong pace of the prior two years.

     Asia/Pacific sales (19% of the worldwide total) were up 5% year-to-year in local currencies, but down 10% in U.S. dollars due to the strengthening of the U.S. dollar against the Japanese yen. We are now experiencing modest growth in Japan because of better economic conditions. Strongest country growth was in China and South Korea, strongest growth by market categories was in communications and consumer goods. Price competition is most evident in the personal computer market in this region.

     The second quarter pretax profit margin held fairly steady with the first quarter despite slow sales growth and further price erosion.

OUTLOOK
- -------

     Although the near-term outlook has become more uncertain, we continue to be optimistic about the prospects for growth in each region later this year and for next year. Third quarter sales could be similar to the second quarter, with continued growth in the Asia/Pacific region (helped by recovery in our Japanese business) offsetting the usual seasonal softness in the U.S. and Europe. We continue to expect higher sales in the fourth quarter. The inventory workdown process in the U.S. personal computer and cellular phone markets may be nearing an end and the U.S. manufacturing sector index is showing signs of a pickup; however, this has not yet resulted in improvement in our U.S. connector order rate. We continue to achieve good growth in our product/market diversification business.

     Assuming sufficiently favorable economic, market and currency conditions, we continue to expect earnings to improve in the second half compared to the first. This should result from the combination of cost reduction/productivity improvement efforts, the diminishing losses in our Global Interconnect Systems Business, and improving margins in our M/A-COM subsidiary.

     In recent weeks the range of analyst earnings estimates has shifted slightly to $2.20-2.30 from a $2.25-2.35 range. In view of the many uncertainties in the outlook for the rest of the year, we would not disagree with this change.

     While reducing operating costs and expenses, cutting back the capital spending level, and adjusting capacity to meet current conditions, we continue to lay the foundation for good longer-term growth. We are doing this through product/market diversification (20% of sales this year), expansion into new geographic areas (several in the past year), acquisitions (four in the past year), and a steady flow of new products from a high level of spending on research, development and engineering ($600 million this year). To focus resources more effectively, we are reorienting our worldwide organization through creation of a number of product- and market-centered regional and global businesses overlaid on our traditional geographic organization.

NEW DIRECTOR ADDED
- ------------------

     Joseph M. Magliochetti, President, Dana Corporation, was elected an AMP director on July 24, 1996. With 30 years experience in the automotive industry, one of AMP's largest markets, he adds a significant new dimension to the AMP board.

DIVIDEND ACTION
- ---------------

     On Wednesday, July 24, 1996, the Board of Directors declared a regular quarterly dividend of 25 cents per share, payable September 3, 1996 to holders of record August 5, 1996. The current indicated annual rate of $1.00 per share is up from 92 cents per share in 1995 and 84 cents in 1994 -- and is the 43rd consecutive annual increase.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

      Exhibit
      Number                      Description
      -------                     -----------

        27 -                 Financial Data Schedule

     (B)  Reports on Form 8-K --

            There were no reports on Form 8-K for the three months ended June 30, 1996.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1996                  AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/  Robert Ripp
                                 ----------------------------------
                                   Robert Ripp
                                   Vice President and
                                   Chief Financial Officer


                                 By:  /s/  W. S. Urkiel
                                 ----------------------------------
                                   William S. Urkiel
                                   Controller

**
                   EXHIBIT INDEX
                   -------------

      Exhibit
      Number                              Description
      -------                             -----------

        27 -                          Financial Data Schedule