Form 10-Q
period 1996-09-30
AMP INC
filed 1996-11-13
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended     September 30, 1996

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

The number of shares of AMP Common Stock (without Par Value) outstanding at November 5, 1996 was 219,574,817.

                                          Includes an Exhibit Index.

                    AMP Incorporated & Subsidiaries

                    PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the nine months ended September 30, 1996 and 1995, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, and the Consolidated Balance Sheets at September 30, 1996 and December 31, 1995, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                   CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Three Months
                                               Ended September 30,

                                            1996             1995
                                        -----------      -----------
Net Sales..........................     $ 1,336,233      $ 1,297,413
Cost of Sales......................         948,794          884,128
                                        -----------      -----------
    Gross income...................         387,439          413,285
Selling, General and
 Administrative Expenses...........         231,163          232,984
                                        -----------      -----------
    Income from operations.........         156,276          180,301
Interest Expense...................          (7,959)          (9,059)
Other Income (Deductions), net.....          (3,520)           1,700
                                        -----------      -----------
    Income before income taxes.....         144,797          172,942
Income Taxes.......................          49,955           62,220
                                        -----------      -----------
Net Income.........................     $    94,842      $   110,722
                                        ===========      ===========

    Per Share - Net income.........          $.43             $.51
                Cash dividends.....          $.25             $.23

    Weighted average number of shares.  219,803,427      217,796,691
                                        ===========      ===========


                   CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Nine Months
                                               Ended September 30,

                                            1996            1995 (1)
                                        -----------      -----------
Net Sales..........................     $ 4,064,695      $ 3,929,241
Cost of Sales......................       2,829,076        2,646,703
                                        -----------      -----------
    Gross income...................       1,235,619        1,282,538
Selling, General and
 Administrative Expenses...........         719,842          747,794
                                        -----------      -----------
    Income from operations.........         515,777          534,744
Interest Expense...................         (24,107)         (28,456)
Other Income (Deductions), net.....           7,173          (16,363)
                                        -----------      -----------
    Income before income taxes.....         498,843          489,925
Income Taxes.......................         171,932          176,370
                                        -----------      -----------
Net Income.........................     $   326,911      $   313,555
                                        ===========      ===========

    Per Share - Net income.........         $1.49            $1.44
                Cash dividends.....         $ .75            $ .69

    Weighted average number of shares   219,523,149      217,628,152
                                        ===========      ===========

(1) 1995 Selling, General and Administrative Expenses include $48.7 million in expenses for the M/A-COM merger.

                 AMP Incorporated & Subsidiaries

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Condensed and Unaudited)

                                              (dollars in thousands)

                                               For the Nine Months
                                                  Ended September 30,

                                                  1996         1995
                                               ---------    ---------
Cash and Cash
  Equivalents at January 1..................   $ 212,538    $ 244,568

Operating Activities:
  Net income................................     326,911      313,555
  Noncash adjustments -
    Depreciation and amortization...........     312,032      264,553
    Changes in operating assets
     and liabilities........................    (125,924)    (130,102)
    Other, net..............................      85,862      161,447
                                               ---------    ---------
      Cash provided by operating
       activities...........................     598,881      609,453
                                               ---------    ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (438,787)    (516,464)
  Purchase of subsidiary -
      Net of cash and cash equivalents
         acquired...........................     (36,977)         ---
  Other, net................................     (77,603)     (35,823)
                                               ---------    ---------
      Cash used for investing
       activities...........................    (553,367)    (552,287)
                                               ---------    ---------
Financing Activities:
  Changes in short-term debt................     122,083       81,454
  Additions to long-term debt...............      10,272       29,009
  Reductions of long-term debt..............     (25,423)     (87,968)
  Purchases of treasury stock...............        (269)        (112)
  Dividends paid............................    (164,043)    (146,481)
  Other Net.................................         ---       12,850
                                               ---------    ---------
      Cash used for financing
       activities...........................     (57,380)    (111,248)
                                               ---------    ---------
Effect of Exchange Rate Changes
 on Cash....................................       2,568        2,450
                                               ---------    ---------
Cash and Cash Equivalents at
September 30................................   $ 203,240    $ 192,936
                                               =========    =========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $ (67,378)   $(114,868)
  Inventories...............................     (77,514)     (80,898)
  Other current assets......................     (10,241)      (4,564)
  Payables, trade and other.................     (17,211)       4,822
  Accrued payrolls and benefits.............      34,786       64,869
  Other accrued liabilities.................      11,634          537
                                               ---------    ---------
                                               $(125,924)   $(130,102)


                AMP Incorporated & Subsidiaries

                  CONSOLIDATED BALANCE SHEETS
                          (Condensed)
                                          (dollars in thousands)

                                      September 30,    December 31,
                                          1996             1995
                                       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   203,240     $   212,538
  Securities available for sale......       49,439          58,197
  Receivables........................    1,050,117       1,011,460
  Inventories---
    Finished goods and work in
      process........................      462,240         411,504
    Purchased and manufactured parts.      277,331         263,926
    Raw materials....................       92,361          87,373
                                       -----------     -----------
      Total inventories..............      831,932         762,803
  Other current assets...............      273,017         232,910
                                       -----------     -----------
      Total current assets...........    2,407,745       2,277,908
                                       -----------     -----------
Property, Plant and Equipment........    4,628,620       4,352,026
  Less - Accumulated depreciation....    2,584,291       2,413,760
                                       -----------     -----------
      Property, plant and equipment,
       net...........................    2,044,329       1,938,266
                                       -----------     -----------
Investments and Other Assets.........      325,805         288,565
                                       -----------     -----------
TOTAL ASSETS.........................  $ 4,777,879     $ 4,504,739
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   449,895     $   318,169
  Payables, trade and other..........      407,490         460,892
  Accrued liabilities................      536,459         487,032
                                       -----------     -----------
    Total current liabilities........    1,393,844       1,266,093
Long-Term Debt.......................      196,469         212,485
Other Liabilities and
  Deferred Credits...................      285,235         258,133
                                       -----------     -----------
    Total liabilities................    1,875,548       1,736,711
Shareholders' Equity.................    2,902,331       2,768,028
                                       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 4,777,879     $ 4,504,739
                                       ===========     ===========


                   AMP Incorporated & Subsidiaries

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     (September 30, 1996 Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1996 and as of and for the six months ended June 30, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

THIRD QUARTER 1996

SALES -- $1.34 billion; up 3% from $1.30 billion in the year-earlier quarter; down slightly from $1.37 billion in second quarter

EARNINGS -- 43 cents/share; down 16% from 51 cents/share in year-earlier quarter; down from 53 cents/share in each of the first and second quarters

BOOKINGS -- $1.33 billion; steady with $1.33 billion in second quarter

ORDER BACKLOG -- Down $11 million during quarter to $1.00 billion

DIVIDEND -- Regular quarterly dividend of 25 cents/share declared payable December 2, 1996

NINE MONTHS 1996

SALES -- $4.06 billion, up 3% from $3.93 billion in year-earlier period

EARNINGS -- $1.49/share, up 3% from $1.44/share in year-earlier period, which was after a 18 cents reduction for the effects of the merger with M/A-COM in June 1995

CAPITAL EXPENDITURES -- $439 million. Total for year expected to be $600-650 million; down from $713 million in 1995


NEWS RELEASE

A news release on current results and outlook was made on Wednesday, October 23, 1996:

SALES AND EARNINGS

Sales for the third quarter 1996 were $1.34 billion, up 3% from $1.30 billion in the third quarter 1995. Earnings of 43 cents per share were down 16% from 51 cents in third quarter 1995. Americas region sales were up 7% this quarter over third quarter 1995. European sales grew 1% in local currencies and declined 1% in U.S. dollars. Asia/Pacific sales rose 10% in local currencies and were flat in U.S. dollars.

This year has turned out to be an exceptionally challenging experience. Going into the year, we expected sales growth to be rather modest in the first part of this year and then strengthen in the second half. However, while automotive and consumer/commercial segments are strong, a softening in key industries, especially the personal computer and communications sectors due to inventory corrections, led to disappointing sales levels. In addition, significant price erosion in those sectors has taken a greater than expected toll on gross margins in the third quarter. This price pressure will probably continue into the 1996 fourth quarter.

We continue to take decisive actions to reduce manufacturing costs and cut expenses to align more realistically with actual sales. However, it is clear we must increase efforts to both accelerate growth and reduce costs and expenses to offset price reductions. Continuing review of AMP businesses and assets that are underperforming to our standards could result in consolidation of some businesses and more aggressive improvement of manufacturing efficiencies to better realign costs with revenues.

We expect that when these actions are completed, the effects will increase 1997 financial returns and enhance the prospects of AMP to continue its leadership in global markets.

AMP management remains determined to solidify the foundation of what has made the Company successful over the decades. This includes geographic expansion; product/market diversification; and significant investment in research, development, and engineering for new products and processes.

Third quarter earnings of 43 cents/share are slightly below our earlier expectations because of greater than expected price erosion. In a September 12, 1996 news release, we lowered expectations to 45-50 cents. Earnings were 53 cents in each of the first and second quarters of this year.

Changes in exchange rates reduced third quarter sales $37 million from the year-earlier quarter and increased sales $3 million from the prior quarter, and reduced nine months sales $110 million. Exchange rates staying at current levels the rest of the year would reduce fourth quarter sales $34 million compared to the year-earlier quarter and $7 million from the third quarter.

U.S. sales (45% of the total) were up 4% from the third quarter of 1995 -- with connector sales up a few percent and continued growth in our diversification businesses. Strongest growth was in the automotive and consumer goods markets.

For European sales (30% of the worldwide total), strongest growth by countries was Spain and Great Britain, and by markets was networking and automotive. The usual seasonal sales slowdown was aggravated by extended shutdowns in the German automotive industry.

Asia/Pacific third quarter sales (20% of the worldwide total) showed strongest growth by countries in South Korea and Taiwan, and by markets in communications equipment and automotive. We continue to show growth in Japan because of economic recovery there.

Operating margins declined primarily because of less than expected sales, price erosion, and a change in sales mix.

OUTLOOK

Assuming stable exchange rates, we expect fourth quarter sales to be a little better than the preceding ($1.34 billion) and year-earlier ($1.30 billion) quarters. However, with profit margin pressures continuing, we expect fourth quarter earnings to remain similar to the third quarter. Fourth quarter 1995 earnings were 52 cents/share. While we expect our Global Interconnect Systems Business (GISB) to be near break-even in the fourth quarter, it is being impacted by price erosion in the communications market.

We are encouraged by improvement in the semiconductor book-to-bill ratio, the further recovery of the Electronic Business News Quest electronics industry business activity index, and positive indications from various other business and economic data. We believe they portend a better business environment in 1997 for AMP in most of the industrialized world. With better sales growth and the results of actions to be taken, earnings in our connector business sector (about 80% of sales) should improve. Our product diversification business groups (GISB, CIR-PAC, Wireless) should grow faster than our core connector business and make a significant contribution to profit improvement next year.

We continue to carefully build for the future. RD&E spending will rise slightly from $568 million last year. Capital spending of $600-650 million, reduced from the record $713 million in 1995, will improve productivity, expand capabilities, tool up new products and site facilities in more countries. We are maintaining our commitment to more training and development of people and to utilizing next-generation information systems to gain efficiencies and reduce response time.

DIVIDEND ACTION

On Wednesday, October 23, 1996, the Board of Directors declared a regular quarterly dividend of 25 cents per share, payable December 2, 1996 to holders of record November 4, 1996. The total 1996 dividend of $1.00 per share is up from 92 cents per share in 1995 and 84 cents in 1994 -- and is the 43rd consecutive annual increase.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR

Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the AMP Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on or about March 29, 1996.


                      PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

           10 - Executive Severance Agreements dated August 8, 1996 between the Company and certain of the Company's Executive Officers

           27 - Financial Data Schedule

     (B)  Reports on Form 8-K --

There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1996            AMP INCORPORATED
                                      (Registrant)


                                   By: /s/  R. Ripp
                                   ----------------------------------
                                     R. Ripp
                                     Vice President and
                                     Chief Financial Officer

                                   By: /s/  William S. Urkiel
                                   ----------------------------------
                                      William S. Urkiel
                                      Corporate Controller




                           EXHIBIT INDEX
                           -------------


Exhibit
Number               Description
-------              -----------

  10      -     Executive Severance Agreements dated August 8, 1996 between the
                Company and certain of the Company's Executive Officers

  27      -     Financial Data Schedule