Form 10-K
period 1996-12-31
AMP INC
filed 1997-03-27
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 For the year ended December 31, 1996
                                       OR
      [   ] Transition Report Pursuant to Section 13 or 15(d) of
            the Securities Exchange Act of 1934
            For the transition period from          to

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

      Common Stock (without Par Value)                   New York
(Outstanding at 3/4/97 - 219,613,121 shares)

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

Yes [X] .   No [  ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 1997: $8,291,996,568 (216,784,224 shares at $38.25 per share). For purposes of the foregoing calculation, all directors and elected officers who are members of the Global Planning Committee of the registrant have been deemed to be affiliates, but such assumption should not be construed as a determination by the registrant that all such individuals are in fact affiliates of the registrant.

===============================================================================
Documents Incorporated by Reference:
     1. Cited portions of the Annual Report to shareholders for fiscal year ended December 31, 1996 (Parts I, II, IV)
     2. Cited portions of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting, specifically excluding the Performance Graph and the Compensation and Management Development Committee Report on Executive Compensation (Part III)


                  10-K REPORT FOR YEAR ENDED DECEMBER 31, 1996
PART I.

ITEM 1.   BUSINESS

     AMP Incorporated designs, manufactures and markets a broad range of electronic, electrical and electro-optic connection devices and an expanding number of interconnection systems and connector-intensive assemblies. The Company's products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. The Company's customers are as diverse as the products themselves, and include such differing types of accounts as original equipment manufacturers (OEMs) and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. The industries covered by these accounts include Computer/ Office, Industrial/Commercial, Communications, Consumer Goods, Transportation (including automotive), Aerospace/Military, and Power/Utility/Construction. The Company markets its products worldwide primarily through its own direct sales force, but also through distributors and value-added resellers to respond to customer buying preferences. In 1996, 86% of product was sold through direct channels to market and 14% through distribution. The Company has established 244 facilities located in 50 countries to serve customers in the current and emerging markets throughout the world. The Company is positioning itself to be a market-driven, "GLOBE-ABLE" organization.

     The Company was incorporated in 1941 as a New Jersey corporation under the name Aircraft-Marine Products, Inc. At that time the focus of the Company's operations was the terminal business. In 1952 the Company established its first international operations, located in Canada and France. In 1956 the Company changed its name to AMP Incorporated and became publicly owned. During the 1960s and 1970s the Company expanded its focus to varying types of connectors, including those required in the computer industry. The Company reincorporated in Pennsylvania in 1989. The world leader in electronic/electrical connection devices and associated application tools and machines, the Company is now diversifying into total interconnection systems, related components, and connector-intensive assemblies. At the end of 1996 the Company employed approximately 45,000 people worldwide, up 4,200 from year-end 1995.

     Markets
     -------
     The Company serves over 200,000 customer locations in over 125 countries, covering many diverse markets. Key financial measures charting the development of the Company's business during the past six years are set forth in the "Historical Data" table of the Company's 1996 Annual Report to Shareholders, and during the past five years are also shown in Item 6, entitled "Selected Financial Data", of this Report. Sales to trade customers by each of the Company's geographic segments and sales or transfers between the Company's various geographic segments during 1994-1996, together with pre-tax income and identifiable assets attributable to each geographic segment for those years, are shown in Footnote No. 18 to the Consolidated Financial Statements, found on page 45 of the Company's 1996 Annual Report to Shareholders and incorporated herein by reference. The Company's diversification of worldwide sales is evidenced by the following table:

GEOGRAPHIC SEGMENTS                   1996      1995      1994
(percent)

     Americas                          49        47        50
     Europe/Middle East/Africa         32        33        30
     Asia/Pacific                      19        20        20

For 1996, the Company's sales were distributed across general markets as follows:

MARKETS
(percent)

     Transportation                        28
     Communications                        23
     Computer/Office                       20
     Industrial/Commercial                 13
     Consumer Goods                         8
     Aerospace/Military                     5
     Power & Utility, Construction, Misc.   3

     The business in which the Company is engaged is highly competitive. The number of competitors is estimated at over 1,600 worldwide, and in all products the Company is subject to active direct and indirect competition. The markets available to the Company have generally been growing as a whole, although the past decade saw slower growth due to recessions, industry corrections and price erosion. Most of the Company's products involve technical competence in their development and manufacture. Generally speaking, the Company competes primarily through offering high-quality, technical products and associated application tooling, with an emphasis on product performance, timely delivery and service, and only secondarily competes on a price basis. Price pressures are being experienced in the personal computer and cellular/mobile phone markets, however. The Company's broad range of products, worldwide sales and marketing presence, and service innovations such as the computer-equipped product information and order handling departments, the automated fax service, the use of computer disks to communicate engineering and drawing data, an Internet product catalog, the expedited sample request delivery system, global account management, and the EDI order system have served to differentiate the Company from its competitors and allowed the Company to become a supplier of choice to many customers as they reduce their supplier lists and seek global sourcing contracts.

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

     In addition, the Company has distinguished itself by its development of new and improved products and technologies. The Company has over 15,700 patents or utility models issued or pending throughout the world. AMP ranks 20th among U.S. corporations and 43rd among all patentees for U.S. patents granted during 1996. The Company aggressively enforces its patents to preserve its proprietary technological advantages.

     The Company's backlog of unfilled orders decreased in 1996 to $970 million at year-end compared to $1 billion at year-end 1995. A majority of these orders were for delivery within the next 90 days, and all were scheduled for delivery within 12 months.

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

     The Company's normal terms of sale are net 30 days, and the average days outstanding for accounts receivable averages 47 days in the U.S. and 68 days on a global basis. The Company warrants most of its products against defects in materials and workmanship under normal use for periods of up to 1 year. In markets for complete systems, such as the networking/premise wiring markets the Company provides an extended warranty when exclusively AMP products, tools and training are used in an installation. The Company's warranty experience is generally favorable, with a low rate of product return. An extensive distributor network, together with the Company's own highly automated regional distribution center system, is utilized to provide timely delivery of products to the customers.

     Products
     --------
     The Company manufactures and sells more than 100,000 types and sizes of products, including terminals; fiber-optic, printed circuit board and cable connectors and assemblies; connectorized printed circuit boards; cable and cabling systems; sensors; wide and local area network products and systems; and related application tools and machines. These products represent over 700,000 active part numbers in over 440 global product families. Nearly 80% of the Company's business is in electronic/electrical connection, switching and programming devices and associated application tools and machines. Included within this product area is a great variety of types and sizes. These product families generally involve the same or very similar basic technology, materials, production processes and marketing approaches. The common manufacturing capabilities, which have become core competencies of the Company, include connectivity technology, high speed precision metal stamping, precision metal plating, plastic molding, and automated assembly of small metal and plastic parts. The Company sells some of its products in strip form or on reels which are applied by customers with special application machines and special tools. The balance of products are pre-assembled devices and other products that do not require application tools or machines. Over 90% of sales are of products in just three Standard Industrial Classification (SIC) 4-digit codes: Electronic Connectors; Electronic Components - NEC; and Current Carrying Wiring Devices.

     Application tooling has been and remains an integral part of the Company's sales strategy and growth for many of the Company's products. The Company has provided thousands of application machines to customers on either a lease or purchase basis, and millions of manual and power tools have been sold to customers, to apply the Company's products to wires, cables, printed circuit boards, and flexible circuitry. In the past decade the Company has introduced more than 160 new types of machines and tools, ranging from hand tools for maintenance and repair to computer-controlled machines that make thousands of connections per hour and continuously monitor the quality of the connections as they are being made. Over a dozen new machines and tools were introduced in 1996. The Company has always marketed products on the basis of total installed cost -- not product price alone -- and the Company's concentration on providing fast and reliable application methods should give the Company an advantage as concerns for productivity, quality and system performance continue to rise. Hundreds of field service engineers throughout the world install this applicating equipment, train customer personnel to operate, maintain and service it, and provide emergency service.

     In addition to the total installed cost approach to marketing product, a fundamental concept of AMP marketing is to seek early involvement in customer design activities. The Company's capabilities in this approach have been enhanced in recent years by a unique consulting service through which the Company can computer simulate interconnection systems, thus reducing the time and costs associated with the design phase.

     While the Company is seeking to widen its leadership in the terminal and connector product area, it is also steadily diversifying into total interconnection systems and higher value assemblies. This is increasing the potential markets being addressed by the Company from approximately $27 billion to around $97 billion. Part of this new breadth of potential business will come from cables, fiber-optic and signal conditioning products, electro-optical networking, and flexible circuitry based connectors and sensors that expand the Company's connector and interconnection technology. Another source for expansion is interconnection solutions, such as cable, board and panel assemblies, that are logically related to those connector and interconnection competencies. The final thrust toward new opportunities for growth addresses needs for home automation, microwave technologies, wireless communication, and networking/premise wiring hardware, software and related services.

     The Company is accomplishing this growth by new product development as well as by numerous small, strategic acquisitions, minority interest investments, joint ventures and other strategic alliances. Acquisitions provide technologies that are key to entering or enhancing the Company's participation in the respective markets and will form a cornerstone for the Company's expansion of its potential business. New products (representing products introduced during the last 5 years) now comprise over 20% of current sales. In 1996 the Company added over 75,000 new part numbers, representing both new product part numbers and part numbers for extensions of existing products. Much of this growth, whether by new product development or acquisitions and alliances, focuses on the fastest growing sectors and major trends in the electronic and electrical markets -- such as miniaturization, high speed circuitry, networking, wireless transmission, electro-optics, conversion to digital, software integration with hardware, and the convergence of computer and communications technologies.


     Operations
     ----------
     While the Company's principal offices are located in Harrisburg, Pennsylvania, the Company is realigning its operations into a seamless global organization that will better utilize resources and serve customers more efficiently. The global organization lends regional governance and support to horizontally interdependent businesses that act locally but think globally. The Company has four market-oriented global business units focused on the following markets: personal computers; automotive; networking/premises wiring; and power/utilities. Accompanying the market-oriented global business units are several product/technology-oriented global business units and the traditional geographic terminal and connector organizations: the Americas; Asia/Pacific; and Europe/Middle East/Africa (EMEA).

     The Company's efforts to integrate both regionally and globally should allow it to more profitably serve its customers, especially those customers which are also global. Regional strategies within each business have been developed to gain market share and improve profitability, involving a decoupling of sales and marketing into a market-driven function that profitably satisfies customers and anticipates their needs, and a comprehensive integration of all aspects of operations and business administration to better support sales and marketing. In 1996 the Company created a new Global Operations function charged with pursuing an agressive cost reduction goal by improving manufacturing deployment, logistics, transportation and distribution, engineering standardization, procurement and global marketing. The new function and the organizational realignment should enable the Company to quickly and effectively assimilate its geographic expansion into newly emerging markets. The Company has been aggressively locating manufacturing and sales operations where customers' operations and local market opportunities coincide to make it a positive investment climate. Since 1990 the Company has either finalized plans for or actually started sales or manufacturing operations in India, Chile, China, Hungary, the Philippines, Thailand, the Czech Republic, Poland, Turkey, Ireland, Israel, Russia, South Africa and Slovenia, and marketing activities have been extended into Indonesia, Vietnam, Pakistan, Croatia, Eastern Europe, Egypt, and the Middle East.

     In response to the decline in earnings experienced in 1996, the Company implemented a number of corrective actions intended to result in annual savings of approximately $50 million pretax when fully implemented while allowing continued investment in activities to support better sales growth in our core connector business. In December 1996, the Company took $195 million pretax ($70 million cash and $125 million non-cash) in restructuring and other one-time charges to eliminate underperforming assets. As part of the restructuring, the Company began withdrawing from the military cylindrical connector business, closing one of two printed wiring board manufacturing facilities and several other U.S. facilities, eliminating some older generation Connectware products such as network hubs and concentrators, and reducing employment. Additionally, the Company wrote-off equity investments and related committments for non-strategic and underperforming ventures that the Company will no longer support. Also charges were taken for inventory and equipment write downs related to cancelled programs, specialty products no longer supported and excess capacity.

     Acquisitions are an integral component of the Company's growth and diversification strategy. Through acquisitions, the Company is able to enhance existing capabilities or add to our rapidly expanding range of products. Five of the seven acquisitions in 1996 furthered the Company's diversification activities. During 1996 the Company acquired Madison Cable Corporation, a leading supplier of cables to the computer and communications markets; Cablesa, a small wire harness producer in Brazil and Argentina; FiberNet, an Australian provider of networking/premise wiring design and installation services; Ferroperm, a Danish producer of electro-magnetic control protection devices and Georgetown Cable, a Kentucky producer of cable assemblies. Additionally, the Company acquired Parm Tool, enhancing the Company's mold design and mold making capabilities, and HTS Electrotechnik GmbH, a German industrial connector manufacturer.

     The Company's Journey To Excellence is a comprehensive program seeking continuous improvement in all phases of its business. It uses techniques such as "process mapping," "value analysis," "best demonstrated practices" and extensive "benchmarking," and has become an integral part of the fabric of the Company's operations. Goals include increased flexibility in global programs to adapt to changing business dynamics, and the program is being updated to incorporate growth and profitability issues such as the anticipation of customer needs. This program continues to raise the standard of performance in terms of quality, productivity, delivery, service, engineering skills and many other key aspects, of the Company's business, and is being tailored to fit into each business units and region's strategies for the future.

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

     In 1996 AMP became the first U.S. company to receive an enterprise-wide International Organization for Standardization(ISO) 9000 certification covering 48 North America locations. The enterprise wide certification is accompanied by the first comprehensive internal assessments verified by an external registration body. Worldwide, the quality management systems of 36 business units and their associated facilities, representing virtually all of the Company's operations, have either received or have been recommended for ISO certification. Qualification to this common standard should help ensure that the Company's products and services will be of uniformly high quality wherever they are manufactured, sold or provided throughout the world. About half of the Company's locations are certified to the more rigorous Manufacturing Requirements Planning (MRP) II, Class A standards for manufacturing requirements planning systems and the Company is aggressively pursuing the certification of the balance of its locations. Manufacturing employment increased by over 3,400 in 1996 to more than 28,400 people.

     Product standards continue to play an increasingly important role in the development and marketing of new products and the shaping of new markets. The Company takes an active role in the development of industry standards that affect its products and development activities. A capable corporate group of standards professionals and a global network of Company employees, through their participation in over 800 industry associations, working groups, and standards-setting bodies, are involved in laying the groundwork for the acceptance of the Company's products under applicable standards. In 1996 over 200 standards were published that involved AMP products, processes and technology. The Company has developed a unique training course that has gained significant customer and national recognition, and is the basis for a national standards and training program by the American National Standards Institute.

     The Company has a corporate-wide program for managing current and emerging environmental issues on a global basis. Sound environmental practices are promoted worldwide by adoption and implementation of strict internal standards that meet or exceed known and anticipated regulatory, industry and customer-driven environmental requirements. These practices include compliance audits and environmental assessments conducted for new and existing properties, engineering support provided to operations staff to minimize wastes and other regulatory impacts, training programs, recycling programs, maintenance of a computer data base, and resources to provide support to operations staff in achieving environmental compliance generally. This global program is directed by a corporate group known as Global Environmental Services, with staff in Harrisburg, London and Singapore. Global Environmental Services coordinates global environmental programs and works closely with other units of the Company to further compliance with the Company's environmental policies. In 1996, the Company received several awards for pollution prevention and energy and material savings. The Company has positioned itself to timely respond to possible customer requirements in 1997 for certification under the new ISO 14000 environmental standard.

     The Company is not aware of any material claims against its assets relating to environmental matters, based on current information. The costs to the Company of compliance with known and anticipated legal, regulatory, industry and corporate environmental requirements are not expected to have a material effect on the Company's financial position, results of operations, liquidity and capital resources, or the Company's competitive position. However, the Company is potentially liable for investigative and environmental clean-up costs at a number of sites the Company owns and at sites owned by third parties. The Company has been identified as a Potentially Responsible Party at eight National Priorities List ("NPL") sites in the U.S. owned by third parties, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In addition, the Company is identified as an alleged source of waste at three sites owned by third parties at which a state has jurisdiction over the response action. Future costs at these eleven sites could be in the range of $2.5 to $5.0 million or more.

     The Company also is investigating potential liability at 28 of its current or former facilities, including facilities associated with its subsidiaries. At three former facilities in California, the Company could spend up to $10 million over the next five years, based upon current information. The Company also has potential liability in excess of $18 million over the next five years for on-going matters at 15 facilities in Pennsylvania, North Carolina and New York. Estimated future costs for the investigations or remediation at the remaining facilities are $1 to $2 million annually over the next several years. Several of these facilities are believed to have been impacted by third parties and the Company is taking appropriate legal action.

     The Company believes it has adequate sources of supply and does not expect the cost or availability of raw materials to have a significant overall effect on its total current operations.

     Availability of remittances to the parent Company by its subsidiaries is subject to exchange controls and other restrictions of the various countries in which the subsidiaries are located. Presently, there are no foreign exchange or currency restrictions in the various countries that would significantly affect the remittance of funds to the Company. In view of the significant portion of the Company's customer sales that originate outside of the U.S. (approximately 56%), fluctuations in the exchange value of the U.S. dollar have an impact on sales and earnings.

     Product Development
     -------------------
     The Company is committed to an ongoing program of new product development and a continual expansion of its technical capabilities. This broadening of products and capabilities is made possible through both internal development efforts and external strategic relationships such as acquisitions, minority equity investment positions, joint ventures, alliances, research contracts, teaming arrangements, licensing and the like with dozens of customers, suppliers, consortiums, universities and research institutes. In recent years advanced development centers have been established in Europe and Japan in addition to those already existing in the U.S. A new, more powerful worldwide CAD/CAM computer workstation network system is being installed to assist the more than 6,000 engineers, scientists and technicians employed by the Company.

     Research and development expenditures for the creation and application of new and improved products and processes were $315 million in 1996, $309 million in 1995 and $260 million in 1994. Total spending on research, development and engineering (RD&E) was $579 million, $568 million, and $478 million in 1996, 1995 and 1994 respectively, representing 10.6%, 10.9% and 10.9% respectively, of consolidated net sales. This strong financial commitment to reinvestment into technology has resulted in a steady stream of new products, patents and new product sales.

            Cautionary Statements for Purposes of the "Safe Harbor"
            --------------------------------------------------------

     Statements made by AMP Incorporated in written or oral form to various persons, including statements made in filings with the SEC, that are not strictly historical facts are "forward-looking" statements. Such statements should be considered as subject to uncertainties that exist in the Company's operations and business environment. The following includes some, but not all, of the factors or uncertainties that could cause AMP to miss its projections:

* The effects of extreme changes in monetary and fiscal policies, in the U.S. and abroad. This would include extreme currency fluctuations in the Japanese Yen and German Mark, continued strengthening of the U.S. dollar, and unforeseen inflationary pressure.

* The threat of a global economic slowdown in any one, or all, of our market segments.

* Unforeseen and unexpected delays or expenses in implementing the planned restructuring.

* The possibility of discovering and obsoleting additional products, businesses or assets during the process of restructuring.

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

* Unforeseen interruptions to AMP markets due to strikes that have regional or multi-industry impacts, such as the situations in Korea, France and Spain.

*    Rapid escalation of the cost of regulatory compliance and litigation.

* Unpredictable governmental policies and actions including, but not limited to, protectionism, sourcing requirements, confiscation of assets, and reductions in public spending.

* Unforeseen intergovernmental conflicts or actions, including but not limited to, armed conflict and trade wars. For example, the conflict between North Korea and South Korea or China and Taiwan or uncertainties surrounding China's integration of Hong Kong could escalate and have a substantial impact on our business in Asia/Pacific.

* During an unforeseen business downturn or a period of less than anticipated growth, greater underutilization of AMP's factories and plants than currently exists could become an issue.

* Greater than anticipated startup expenses and delays related to bringing new plants on-line could impact our projections.

* Greater than anticipated difficulties and delays in assimilating newly-acquired businesses into our business portfolio resulting in unanticipated expenses and unrealized savings.

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

* The risks associated with any technological shifts away from AMP technologies or core competencies.

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

* Risks associated with market acceptance of our customers' end-products such as technology winners in the converging computer, consumer electronics and communications industries.

* Unforeseen interruptions to AMP business with our largest customers, resulting from, but not limited to, strikes, cash flow, or inventory problems at the account.


ITEM 2.   PROPERTIES

     The Company has approximately 16.1 million sq. ft. of floor space in 244 facilities located in the United States and 49 other countries. Facilities were enlarged or added in 18 countries in 1996, representing an increase of approximately 1.5 million sq. ft. International construction projects included new production facilities or expansion of existing facilities in the Czech Republic, Estonia, Scotland, Spain and China. Facilities are being added in South Carolina for greater production capacity in cable and cable assemblies, and operations in Tower City and Williamstown, Pennsylvania will be consolidated in a large manufacturing plant under construction northeast of Harrisburg, Pennsylvania to support the Company's growth in the consumer goods market. Also planned for 1997 are two new manufacturing facilities in Europe and distribution facilities in Singapore and Japan.

     Reflecting the Company's efforts to consolidate into more efficient integrated production operations, total floor space in terms of sq. ft. decreased slightly from 1985 to 1986 and remained relatively constant until 1992. Since 1992, floor space has increased to 12.0 million sq. ft. in 1994,
14.6 million sq. ft. in 1995, and 16.1 million sq. ft. in 1996. These increases are the result of increased production to support higher sales, efforts to insource work from outside vendors in order to lower cost and improve delivery, and acquisitions. Increases in floor space have been moderated, however, by a movement toward a maximization of multi-shift operations where required and feasible and, more recently, a closer regional management of the deployment of manufacturing resources.

     Worldwide, approximately 10.8 million sq. ft. of floor space in 144 plants located in 24 countries is devoted to production operations, and approximately an additional 3.2 million sq. ft. in 110 facilities located in 27 countries is utilized for engineers, scientists, technicians, researchers, and office support personnel. Major U.S. manufacturing, warehousing and administrative facilities (5,000 sq. ft. or larger) are located in Pennsylvania (55), North Carolina (25), California (11), Massachusetts (10), Texas (9), Virginia (4), Florida (3), Oregon (3), Delaware (2), Maryland (2), New York (2), Arizona (1), Colorado (1), Illinois (1), New Jersey (1), South Carolina (1), Puerto Rico (1)and Kentucky
(1). Nearly half of these facilities are manufacturing plants. The Company's operations in the 49 countries other than the U.S. involve 102 major facilities (5,000 sq. ft. or larger) located throughout the world, 58 of which perform manufacturing functions and 29 of which have office/marketing/engineering/ research functions, and 15 which perform warehousing functions.

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

     Capital expenditures were $592 million in 1996, down from $713 million in 1995 and up from $473 million in 1994. Capital expenditures for 1997 are expected to be slightly lower than the 1996 level. Approximately three quarters of the 1996 capital expenditures were for buildings, machinery, equipment and systems to add capacity on many existing products, tool up new products, and improve quality, productivity and delivery.

     Typically, the Company does not measure its composite manufacturing capacity utilization because various factors make determining a composite capacity utilization figure unreliable. These factors include the numerous processes employed by the Company to manufacture its products and the nature of the Company's assembly equipment. Much of the assembly equipment is unique to specialized product; accordingly, the utilization of this equipment is lower than the more common processes used by the Company. With increased reliance on seven day, three shift work weeks and as a result of the capital expenditures described above, the Company believes it has adequate capacity to accomodate continued sales growth in existing products and continued development of new products. Capacity utilization rates increased toward the end of 1996 as a result of improving business conditions and the Company's efforts to insource work previously obtained from third party vendors. Continued insourcing of work and implementation of plans to obsolete certain equipment associated with product lines the Company has decided to exit should result in continuous improvement of capacity utilization rates in 1997.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management of the Company, there are no material legal proceedings pending other than ordinary routine litigation incident to the kind of business conducted by the Company, and no such proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the executive officers of the Company and their respective ages as of March 15, 1997 and positions held with the Company. With the exception of Messrs. Clark, Gassner, Gromer and Proietto, who are appointed by the Chief Executive Officer and President, all executive officers are elected to serve in their current office for one year or until their successors have been duly elected and qualified. All such officers with the exception of Messrs. Horowitz, Ripp and Urkiel have been employed by the Company for more than 9 years. Messrs. Marley, Hudson, Dalrymple, Goonrey, Guarneschelli, Gurski and Hassan have been executive officers for more than the past 7 years.

       Name                 Age           Office
       ----                 ---           ------

James E. Marley *.......... 61  Chairman since 1993.

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

William J. Hudson, Jr. *... 62  Chief Executive Officer and President since
                                1993, and a Director.

                                Mr. Hudson was divisional Vice President,
                                Connector and Electronic Products in 1982, divisional Vice President, Far East Operations from 1983 to 1989, Vice President, Far East Operations in 1989, Vice President, Asia/Pacific Operations from 1990 to 1991, and Executive Vice President, International from 1991 to 1993.

Robert Ripp ..............  55  Vice President and Chief Financial Officer since
                                1994.

                                Mr. Ripp joined the Company in 1994 in the position of Vice President, Finance.

Richard P. Clark........... 49  Divisional Vice President, Global Wireless
                                Products Group and President and Chief Executive Officer, M/A-COM Incorporated since 1995.

                                Mr. Clark was Associate Director, Corporate
                                Development from 1989 to 1995.

Herbert M. Cole............ 60  President, Asia/Pacific and Vice President since
                                1995.

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

Ted L. Dalrymple........... 64  Vice President, Global Marketing since 1987.

                                Mr. Dalrymple was divisional Vice President,
                                International Sales from 1980 to 1987.

Rudolf Gassner............  61  Divisional Vice President and President, Global
                                Personal Computer Division since 1997.

                                Mr. Gassner was divisional Vice President,
                                Informations Systems Division from 1987 to 1991, divisional Vice Preisdent, Sales - Capital Goods Business Systems in 1991, divisional Vice President, Capital Goods Business Unit from 1991 to 1996, and divisional Vice President and Global Business Executive from 1996 to 1997.

Charles W. Goonrey........  60  Vice President, General Legal Counsel since
                                1992.

                                Mr. Goonrey was Assistant Secretary from 1983 to 1986, Assistant Secretary and General Legal Counsel from 1986 to 1989, and divisional Vice President and General Legal Counsel from 1989 to 1992.

Juergen W. Gromer.........  52  Divisional Vice President and President, Global
                                Automotive Division since 1997.

                                Mr. Gromer was divisional Vice President,
                                Central Europe and General Manager AMP Germany from 1990 to 1994, divisional Vice President, Central and Eastern Europe and General Manager, AMP Germany from 1994 to 1996, and divisional Vice President, Central and Eastern Europe and divisional Vice President Automotive Division Europe, Middle East, Africa (EMEA) from 1996 to 1997.

Philip Guarneschelli......  64  Vice President and Chief Human Resource Officer
                                since 1996.

                                Mr. Guarneschelli was divisional Vice President, Industrial Relations from 1980 to 1989, and
                                Vice President, Global Human Resources from 1989 to 1996.

John E. Gurski............  56  President, Global Operations and Vice President
                                since 1996.

                                Mr. Gurski was divisional Vice President,
                                Connector & Electronics Products Group from 1985 to 1987, divisional Vice President, Interconnection and Component Products Group in 1987, divisional Vice President, Operations from 1987 to 1989, Vice President, Operations in 1989, Vice President, Capital Goods Sector from 1989 to 1992, and Vice President, Business and Operations Planning, International from 1992 to 1993, Vice President, Europe from 1993-1995, and President, AMP Europe, Middle East, Africa
                                (EMEA) and Vice President from 1995-1996.

Javad K. Hassan...........  56  President, Global Interconnect Systems
                                Businesses and Vice President since 1995.

                                Mr. Hassan was divisional Vice President,
                                Technology from 1989 to 1992, Vice President, Technology and Strategic Products in 1992, and Vice President, Global Interconnect Systems Business Group from 1992 to 1995.

David F. Henschel.........  46  Corporate Secretary and Associate General Legal
                                Counsel since 1993.

                                Mr. Henschel was Associate General Legal Counsel from 1990 to 1993.

Dennis Horowitz...........  50  President, Americas and Vice President since
                                1995. Mr. Horowitz joined the Company in 1994 in the position of Vice President, Americas and served in that position until 1995.

Joseph C. Overbaugh.......  51  Treasurer since 1993.

                                Mr. Overbaugh was Assistant Treasurer from 1987 to 1993.

Nazario Proietto..........  49  Divisional Vice Preisdent and President, AMP
                                Global Power and Utilities Division since 1997.

                                Mr. Proietto was General Manager - AMP Italia from 1982-1990, divisional Vice President, Southern Europe from 1990 to 1995, divisional Vice President, Marketing - Europe in 1995 and divisional Vice President, Power and Utilities from 1995 to 1997.

William S. Urkiel.........  51  Controller since 1995 when he first joined the
                                Company.


* Member of the Executive Committee of the Board of Directors.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITYHOLDER MATTERS

     The Company's common stock, no par value, is listed on the New York Stock Exchange and is traded on the New York, Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges under the symbol "AMP". Options in the Company's common stock are traded on the Chicago Exchange. As of March 4, 1997 there were approximately 14,584 holders of record of the Company's common stock. Over 80% of the outstanding shares of the Company's common stock are held by over 500 institutions.

     The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period during the calendar years ended December 31, 1995 and 1996, as reported on the New York Stock Exchange Composite Tape. In 1995 the Company effected a 2-for-1 stock split and all sales prices are adjusted to reflect such stock split.

                For the Year           Stock Price Range
                ------------           -----------------

          1995 - First Quarter          38       - 35 3/16
               - Second Quarter         45       - 36 1/2
               - Third Quarter          44       - 37 7/8
               - Fourth Quarter         40 7/8   - 37 1/8

          1996 - First Quarter          44 5/8   - 37
               - Second Quarter         46 1/8   - 39 5/8
               - Third Quarter          41 3/8   - 36 5/8
               - Fourth Quarter         39 1/2   - 32 7/8

     Annual dividends, which are paid on a quarterly basis, have increased for 43 consecutive years. The compound annual growth rate for the Company's annual dividends for the 5-year period ended December 31, 1996 is approximately 6.8%. Annual dividends on a per share basis, taking into account the 2-for-1 stock split in 1995, were $.92 in 1995 and $1.00 in 1996. The quarterly dividend increased to $.25 on March 1, 1996 and $.26 on March 3, 1997. If the March 3, 1997 dividend rate continues through 1997, it will result in the 44th consecutive increase in annual dividends.


ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the five calendar year period ended December 31, 1996. This summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data provided in Items 7 and 8, respectively, of this Report on Form 10-K. All financial amounts and per share data have been restated to account for the pooling-of-interests with M/A-COM, Inc. on June 30, 1995.

AMP Incorporated and subsidiaries

Historical Data

(Dollars in millions except per           1996<F1>         1995             1994                 1993               1992
        share data)
For the Year <F6>
Net Sales                              $5,468.0          $5,227.2         $4,369.1             $3,790.5           $3,725.0
Gross Income                            1,565.3           1,687.5          1,484.9              1,248.7            1,244.2
Selling, General and
     Administrative Expenses              964.6             969.5            824.9                744.1              692.1
Restructuring and One-time
 Charges <F1>                              98.0                --               --                   --                 --
Income from Operations                    502.7             718.0            660.0                504.6              552.1
    Operating Margin                        9.2%             13.7%            15.1%                13.3%              14.8%
Interest Expense                          (31.2)            (36.8)           (29.2)               (28.0)             (39.5)
Other Deductions, net                     (33.2)            (13.4)           (32.0)               (15.4)             (21.9)
Income Before Income Taxes                438.3             667.7            598.8                461.2              490.7
    Pretax Margin                           8.0%             12.8%            13.7%                12.2%              13.2%
Income Taxes                              151.3             240.4            225.0                176.9              191.4
     Effective Tax Rate                    34.5%             36.0%            37.6%                38.4%              39.0%
Income from Continuing Operations         287.0            $427.3           $373.8               $284.4             $299.3
          Per Share <F3>                  $1.31             $1.96            $1.72                $1.31              $1.38
Discontinued Operations                      --                --               --                   --                3.1
          Per Share <F3>                     --                --               --                   --              $0.01
Cumulative Effect of Changes
    in Accounting                            --                --               --                 33.1                 --
          Per Share <F3>                     --                --               --                $0.15                 --
Net Income                                287.0             427.3            373.8                317.4              302.4
         Per Share <F3>                   $1.31             $1.96            $1.72                $1.46              $1.39
Cash Dividends <F2>                       218.9             196.5            176.2                167.8              160.4
         Per Share <F3><F7>               $1.00             $0.92            $0.84                $0.80              $0.76
Capital Expenditures                      592.3             713.0            472.6                369.8              329.2
Depreciation and Amortization             424.1             361.4            324.5                306.4              315.0
Total Research, Development,
      and Engineering Expense             579.3             567.7            477.7                425.4              408.6

At December 31 <F6>

Working Capital                          $911.3          $1,011.8         $1,067.4               $937.6             $822.5
Property, Plant and Equipment           2,027.6           1,938.3          1,574.7              1,351.8            1,271.6
Total Assets                            4,685.7           4,504.7          4,092.6              3,448.9            3,332.4
    % Return on Assets <F4>                 6.2%              9.9%             9.9%                 8.4%               8.9%
Long-Term Debt                            181.6             212.5            278.8                199.3              112.0
Total Debt                                601.0             530.7            461.2                389.7              428.3
Shareholders' Equity                    2,789.9           2,768.0          2,495.8              2,206.5            2,071.1
    % Return on Shareholders' Equity <F4>  10.3%             16.2%            15.9%                13.4%              14.6%
Book Value Per Share <F3>                $12.70            $12.71           $11.50               $10.19              $9.51
Backlog                                   970.0          $1,000.0           $825.0               $707.0             $719.0
Number of Employees                      44,985            40,800           34,000               30,800             29,500
Floor Space (sq. ft. in millions)          16.1              14.6             12.0                 11.4               11.0
Weighted Average Shares
     Outstanding <F3> (in millions)       219.6             217.7            217.0                216.6              217.7
Stock Price Range <F3>
    First Quarter                     44 5/8 - 37        38    -35 3/16   32 3/4 -29 5/8       30 11/16-27 5/16   34 3/8  -28
    Second Quarter                    46 1/8 - 39 5/8    45    -36 1/2    34 3/4 -28 13/16     31 15/16-29 9/16   31 3/4  -26 3/4
    Third Quarter                     41 3/8 - 36 5/8    44    -37 7/8    39 1/8 -34 3/8       33 5/8  -29 7/8    30 7/8  -26 5/16
    Fourth Quarter                    39 1/2 - 32 7/8    40 7/8-37 1/8    39 11/16-33 11/16    33 3/16 -28 1/2    32 15/16-27 5/16
    Stock Price/Earnings Ratio,
                          High-Low <F5>    35-26             23-18              23-17                26-21              25-19

<F1> Restructuring and one-time pretax charges of $195 million (non-cash charges of approximately $125 million) were recorded in December 1996 primarily as a result of the Company's decision to exit certain product lines, manufacturing operations and investments. These pretax charges were recorded in the Consolidated Statement of Income as follows: $62.5 million in Cost of Sales, $98 million in Restructuring and One-time Charges, and $34.5 million in Other Deductions, net. See Note 2 to the Consolidated Financial Statements.
<F2> On January 22, 1997, a regular quarterly dividend of 26 cents per share was declared - an indicated annual rate of $1.04.
<F3> Share data has been adjusted for the 2-for-1 stock split in 1995.
<F4> Computed based on income from continuing operations divided by average total assets or shareholders' equity, as applicable, each year.
<F5> High and low stock price divided by reported income from continuing operations per share for the year.
<F6> For years 1991 to 1994, M/A-COM, Inc.'s fiscal year ended the Saturday closest to September 30th is included with AMP's calendar year-end.
<F7> Cash dividends per share were not restated for the pooling-of-interests with M/A-COM, Inc.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under "Management's Discussion & Analysis" on pages 25-29 of the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the related notes thereto, together with the report thereon of Arthur Andersen LLP dated February 14, 1997, appearing on pages 30-46 of the Annual Report to Shareholders for the year ended December 31, 1996 are hereby incorporated by reference.

     Financial Statement Schedules are filed under Item 14.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Executive Officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 2-5 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting, which are hereby incorporated by reference.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers, directors, and persons owning more than ten percent of a registered class of the Corporation's equity securities to file reports of ownership and changes in ownership of all equity and derivative securities of the Corporation with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. The SEC regulations also require that a copy of all such
Section 16(a) forms filed must be furnished to the Corporation by the officers, directors and greater than ten percent shareholders.

     Based solely on a review of the copies of such forms and amendments thereto received by the Corporation, or written representations from the Corporation's officers and directors that no Forms 5 were required to be filed, the Corporation believes that during 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met with the exception of reports covering two transactions that were filed late. Mr. Morley's Section 16(a) filings for 1995 inadvertently omitted 300 shares acquired and held by an investment group of which Mr. Morley holds a 1/26th interest. The investment group sold the 300 shares in 1996; this transaction also was inadvertently omitted from Mr. Morley's 1996 Section 16(a) filings. Late filings were made promptly upon discovery of the oversight.


ITEM 11.  EXECUTIVE COMPENSATION

     Pages 7-18 and page 25 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting are hereby incorporated by reference. These pages set forth information on: i) compensation for directors; ii) benefit and retirement oriented plans for directors; iii) Board of Directors committees and meetings; iv) compensation for named executive officers; v) option/SAR grants in 1996; vi) options/SAR exercises in 1996 and fiscal year-end values; vii) executive officers' retirement benefits; viii) termination of employment and change of control arrangements; and ix) certain other relationships and related transactions.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Pages 5-7 and pages 18-19 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting are hereby incorporated by reference as to security ownership of executive officers and directors.

     Page 26 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting is hereby incorporated by reference as to principal shareholders beneficially owning more than 5% of the outstanding Common Stock of the Company as of March 4, 1997.

     There are no arrangements known to the Company that may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Footnote (3) on page 8 and the section on page 25 entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting are hereby incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of the Form 10-K Report

1. Consolidated Statements of Income, Shareholders' Equity, and Cash Flows, for the years ended December 31, 1996, 1995 and 1994; Consolidated Balance Sheets as of December 31, 1996 and 1995; the accompanying Notes to Consolidated Financial Statements; and the Report of Independent Public Accountants thereon, on pages 30-46 of the Annual Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference.

     Statements of the Registrant - Separate financial statements are omitted for AMP Incorporated since it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned and their restricted net assets are not material in relation to total consolidated net assets at December 31, 1996.

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

   4.A - Shareholder Rights Plan adopted by the Company's Board of Directors October 25, 1989 (incorporated by reference to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B - Amendment Rights Agreement between the Company and Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4-b of the Report on Form 10-K for the year ended December 31, 1992)

   4.C    - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

 10.A* - AMP Incorporated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

 10.B* - Amendment to the AMP Incorporated Stock Option Plan for Outside Directors dated October 26, 1996

 10.C*    - Executive Severance Agreements dated August 8, 1996 between the
            Company and certain of the Company's Executive Officers (see also the section entitled "Termination of Employment and Change of Control Arrangements" on Page 25 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended September 30, 1996)

  10.D*     - AMP Incorporated Bonus Plan (Stock Plus Cash) (see also footnote
            (1) on Pages 15-16 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report) (incorporated by reference to
            Exhibit 10c of the Report on Form 10-K for the year ended December 31, 1992)

  10.E*   - AMP Incorporated Pension Restoration Plan (January 1, 1995
            Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended March 31,
            1995)

  10.F* - Executive life insurance plan - AMP Incorporated Split-Dollar Life Insurance Plan effective October 1990, including the First Amendment dated and effective March 1, 1995

  10.G* - Amendments dated March 1, 1995 to executive life insurance agreements in the form dated October 1990 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.H* - Executive split-dollar life insurance agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.I* - AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.J* - Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees dated October 26, 1996

  10.K* - Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.L* - Amendment to the AMP Incorporated Deferred Compensation Plan for Non-Employee Directors dated October 26, 1996

  10.M* - Retirement plan for outside directors (October 23, 1996 Restatement) (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting)

  10.N* - Outside Directors Deferred Stock Accumulation Plan (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.K of the Report on Form 10-K for the year ended December 31, 1995)

  10.O*   - Amendment to the Outside Directors Deferred Stock Accumulation Plan
            dated October 26, 1996

  10.P* - Consulting agreement between the Company and Mr. Harold A. McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (incorporated by reference to Exhibit 10-j of the Report on Form 10-K for the year ended December 31, 1992)

  10.Q*   - Amendment to the consulting agreement between the Company and
            Mr. Harold A. McInnes, and dated November 8, 1995 (see also footnote (3) on Page 8 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.M of the Report on Form 10-K for the year ended December 31, 1995)

  10.R* - Management Incentive Plan (January 1, 1996 Restatement) (see also column (d) of the Summary Compensation Table on Page 11 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended March 31, 1996)

  10.S*   - Director and officer indemnification agreements dated October 22,
            1996

  10.T* - AMP Incorporated 1993 Long-Term Equity Incentive Plan (see also footnote (1) on Page 14 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.U* - Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan dated October 26, 1996

  10.V* - AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus Agreement (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.W* - AMP Incorporated Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.X* - AMP Incorporated Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.Y* - AMP Incorporated Performance Restricted Share Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.Z* - Restricted stock agreement between the Company and Mr. Dennis Horowitz, Vice President, Americas, dated as of September 12, 1994 (incorporated by reference to Exhibit 10.Q of the Report on Form 10-K for the year ended December 31, 1994)

  10.AA* - Restricted stock agreement between the Company and Mr. Robert Ripp, Vice President and Chief Financial Officer, dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31, 1994)

   13 - Portions of the Annual Report to Shareholders for the year ended December 31, 1996 that are specifically incorporated by reference into this Report

   21     - List of Subsidiaries

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

(b)   Reports on Form 8-K

     A Current Report on Form 8-K dated December 31, 1996 was filed by the Company on January 2, 1997 for the quarter ended December 31, 1996. In
     Item 5 of such report it was disclosed that the Board of Directors approved the Company's plan to rationalize certain of its operations and product lines and to take corresponding restructuring and other one-time charges in the fourth quarter of 1996 in the total amount of $195 million.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March 1997.

                                   AMP Incorporated
                                   (Registrant)

                                   /s/  Robert Ripp
                                By______________________________
                                   Robert Ripp,
                                   Vice President and
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

     Signature                Title                        Date

/s/  J. E. Marley
____________________  Chairman and a Director          March 26, 1997
(J. E. Marley)

/s/  W. J. Hudson
____________________  Chief Executive Officer and      March 26, 1997
(W. J. Hudson)        President and a Director
                      (Principal Executive Officer)

/s/  Robert Ripp
____________________  Vice President and               March 27, 1997
(R. Ripp)             Chief Financial Officer
                      (Principal Financial Officer)

/s/  W. S. Urkiel
____________________  Controller                       March 26, 1997
(W. S. Urkiel)

/s/  D. F. Baker
____________________  Director                         March 26, 1997
(D. F. Baker)

/s/  Ralph D. DeNunzio
____________________  Director                         March 26, 1997
(R. D. DeNunzio)


/s/  B. H. Franklin
____________________  Director                         March 26, 1997
(B. H. Franklin)

/s/  J. M. Hixon
____________________  Director                         March 26, 1997
(J. M. Hixon)

/s/  J. Magliochetti
____________________  Director                         March 26, 1997
(J. M. Magliochetti)

/s/  H. A. McInnes
____________________  Director                         March 26, 1997
(H. A. McInnes)

/s/  J. J. Meyer
____________________  Director                         March 26, 1997
(J. J. Meyer)

/s/  John C. Morley
____________________  Director                         March 26, 1997
(J. C. Morley)

/s/  P. G. Schloemer
____________________  Director                         March 26, 1997
(P. G. Schloemer)

/s/  T. Shiina
____________________  Director                         March 26, 1997
(T. Shiina)

                               AMP INCORPORATED & SUBSIDIARIES

Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Balance at    Additions     Deductions                         Balance at
                                   Beginning     Charged to    from              Translation      End
Description                        of Year       Expense       Reserves<F1>      Adjustments      of Year
-----------                       -----------    ----------     ------------     -----------      -----------
RESERVE DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:
  Reserve for doubtful accounts--

  Year ended December 31, 1996    $24,539,000   $10,352,000     $(6,172,000)     $ (847,000)       $27,872,000
  Year ended December 31, 1995    $22,701,000    $6,549,000     $(5,063,000)     $  352,000        $24,539,000
  Year ended December 31, 1994    $15,532,000    $8,962,000     $(2,915,000)     $1,122,000        $22,701,000

----------

<F1>  Uncollectible accounts charged against the reserve, net of recoveries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To AMP Incorporated:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in AMP Incorporated's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, PA
  February 14, 1997

                                     /s/ Arthur Andersen LLP
                                   ----------------------------
                                       Arthur Andersen LLP


APPENDIX

             10-K Report for Year Ended December 31, 1996

1) Part III, Item 10, Directors and Executive Officers of the Registrant. Page 2 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting includes a portrait photographs of the following directors and nominees for director: Dexter F. Baker and Ralph D. DeNunzio. Page 3 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Barbara Hackman Franklin; Joseph M. Hixon III; William J. Hudson, Jr.; and Joseph M. Magliochetti. Page 4 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: James E. Marley; Harold A. McInnes; Jerome J. Meyer; and John C. Morley. Page 5 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Paul G. Schloemer and Takeo Shiina.

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

   4.A - Shareholder Rights Plan adopted by the Company's Board of Directors October 25, 1989 (incorporated by reference to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B - Amendment Rights Agreement between the Company and Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4-b of the Report on Form 10-K for the year ended December 31, 1992)

   4.C    - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

 10.A* - AMP Incorporated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

 10.B* - Amendment to the AMP Incorporated Stock Option Plan for Outside Directors dated October 26, 1996

 10.C*    - Executive Severance Agreements dated August 8, 1996 between the
            Company and certain of the Company's Executive Officers (see also the section entitled "Termination of Employment and Change of Control Arrangements" on Page 25 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended September 30, 1996)

  10.D*     - AMP Incorporated Bonus Plan (Stock Plus Cash) (see also footnote
            (1) on Pages 15-16 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report) (incorporated by reference to
            Exhibit 10c of the Report on Form 10-K for the year ended December 31, 1992)

  10.E*   - AMP Incorporated Pension Restoration Plan (January 1, 1995
            Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended March 31,
            1995)

  10.F* - Executive life insurance plan - AMP Incorporated Split-Dollar Life Insurance Plan effective October 1990, including the First Amendment dated and effective March 1, 1995

  10.G* - Amendments dated March 1, 1995 to executive life insurance agreements in the form dated October 1990 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.H* - Executive split-dollar life insurance agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.I* - AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.J* - Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees dated October 26, 1996

  10.K* - Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.L* - Amendment to the AMP Incorporated Deferred Compensation Plan for Non-Employee Directors dated October 26, 1996

  10.M* - Retirement plan for outside directors (October 23, 1996 Restatement) (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting)

  10.N* - Outside Directors Deferred Stock Accumulation Plan (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.K of the Report on Form 10-K for the year ended December 31, 1995)

  10.O*   - Amendment to the Outside Directors Deferred Stock Accumulation Plan
            dated October 26, 1996

  10.P* - Consulting agreement between the Company and Mr. Harold A. McInnes, Director and former Chairman of the Board and Chief Executive Officer, dated December 21, 1992 (incorporated by reference to Exhibit 10-j of the Report on Form 10-K for the year ended December 31, 1992)

  10.Q*   - Amendment to the consulting agreement between the Company and
            Mr. Harold A. McInnes, and dated November 8, 1995 (see also footnote (3) on Page 8 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.M of the Report on Form 10-K for the year ended December 31, 1995)

  10.R* - Management Incentive Plan (January 1, 1996 Restatement) (see also column (d) of the Summary Compensation Table on Page 11 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended March 31, 1996)

  10.S*   - Director and officer indemnification agreements dated October 22,
            1996

  10.T* - AMP Incorporated 1993 Long-Term Equity Incentive Plan (see also footnote (1) on Page 14 of the Proxy Statement for the AMP Incorporated 1997 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.U* - Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan dated October 26, 1996

  10.V* - AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus Agreement (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.W* - AMP Incorporated Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.X* - AMP Incorporated Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.Y* - AMP Incorporated Performance Restricted Share Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.Z* - Restricted stock agreement between the Company and Mr. Dennis Horowitz, Vice President, Americas, dated as of September 12, 1994 (incorporated by reference to Exhibit 10.Q of the Report on Form 10-K for the year ended December 31, 1994)

  10.AA* - Restricted stock agreement between the Company and Mr. Robert Ripp, Vice President and Chief Financial Officer, dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31, 1994)

   13 - Portions of the Annual Report to Shareholders for the year ended December 31, 1996 that are specifically incorporated by reference into this Report

   21     - List of Subsidiaries

   23     - Consent of Independent Public Accountants

   27     - Financial Data Schedule