Form 10-Q
period 1997-03-31
AMP INC
filed 1997-05-14
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

                                       OR

          [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to _________

                        ********************************

                           Commission File No. 1-4235


                                AMP INCORPORATED
                           a Pennsylvania corporation
               (Exact Name of Registrant as Specified in Charter)

                        ********************************

                     Employer Identification No. 23-0332575

                      Harrisburg, Pennsylvania 17105-3608
                    (Address of Principal Executive Offices)

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

The number of shares of AMP Common Stock (without Par Value) outstanding at May 12, 1997 was 219,634,530 (excluding shares held in the treasury of the Corporation all of which are issued but not outstanding and are not entitled to vote).
                                                    Includes an Exhibit Index.

                        AMP Incorporated & Subsidiaries

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996, and the Consolidated Balance Sheets at March 31, 1997 and December 31, 1996, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                     AMP Incorporated & Subsidiaries

          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                 (dollars in thousands,
                                 except per share data)

                                   For the Three Months
                                     Ended March 31,

                                     1997           1996
                                 ----------     -----------
Net Sales ....................   $1,392,867     $ 1,362,975
Cost of Sales ................      990,170         932,585
                                 ----------     -----------
    Gross income .............      402,697         430,390
Selling, General and
 Administrative Expenses .....      242,028         245,429
                                 ----------     -----------
    Income from operations ...      160,669         184,961
Interest Expense .............       (8,098)         (7,982)
Other Income (Deductions), net       (2,457)          3,561
                                 ----------     -----------
    Income before income taxes      150,114         180,540
Income Taxes .................       48,786          64,092
                                 ----------     -----------
Net Income Before Cumulative..
    Effect of Accounting Changes $  101,328     $   116,448
Cumulative Effect of Accounting
    Changes (see Note 2)......       15,450
Net Income....................   $  116,778     $   116,448
                                ===========     ===========

PER SHARE DATA

Net Income Before Cumulative..
    Effect of Accounting Changes   46 cents        53 cents
Cumulative Effect of Accounting
    Changes (see Note 2)......      7 cents
Net Income....................     53 cents        53 cents
Cash Dividends................     26 cents        25 cents
Weighted average number of
     shares...................  219,931,654     218,762,121
                                ===========     ===========


                        AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                        For the Three Months
                                                           Ended March 31,

                                                          1997       1996
                                                       ---------    ---------
Cash and Cash Equivalents at January 1 ............... $223,779      $212,538

Operating Activities:
      Net Income .....................................  116,778       116,448
      Noncash adjustments -
         Depreciation and amortization ...............  109,443        98,303
         Cumulative effect of change in accounting
              for inventory (see Note 2)                (22,889)           --
         Changes in operating assets and liabilities .  (32,372)      (87,714)
      Other, net .....................................   (5,078)       24,517
                                                        -------     ---------
         Cash provided by operating activities .......  165,882       151,554
                                                        =======     =========

Investing Activities:

      Additions to property, plant and equipment ..... (120,956)     (136,442)
      Purchase of subsidiary -
         Net of cash and cash equivalents acquired ...       --        (2,000)
      Other, net .....................................   16,059       (27,921)
                                                       --------     ---------
      Cash used for investing activities ............. (104,897)     (166,363)
                                                       --------     ---------
Financing Activities:
      Changes in short-term debt .....................  (13,136)       51,696
      Additions to long-term debt ....................   19,071         1,312
      Reductions of long-term debt ...................   (9,302)      (11,491)
      Purchases of treasury stock ....................       --           (65)
      Dividends paid .................................  (57,039)      (54,409)
      Other, net .....................................       --           108
                                                        -------     ---------
         Cash used for financing activities ..........  (60,406)      (12,849)
                                                        -------     ---------
Effect of Exchange Rate Changes on Cash ..............   (6,904)          930
                                                        -------     ---------
Cash and Cash Equivalents at March 31 ................  217,454       185,810
                                                        =======     =========

Changes in Operating Assets and Liabilities:
Receivables ..........................................  (71,560)      (72,878)
Inventories ..........................................   (1,829)      (41,373)
Other current assets .................................    6,729       (23,326)
Payables, trade and other ............................  (13,180)       (3,143)
Accrued payrolls and benefits ........................   22,578        35,361
Other accrued liabilities ............................   24,890        17,645
                                                        -------     ---------
                                                        (32,372)      (87,714)
                                                        =======     =========

Interest paid during the periods was approximately equal to amounts charged to expense.

               AMP Incorporated & Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                   (Condensed, Unaudited)

                                         (dollars in thousands)

                                         March 31,   December 31,
                                           1997         1996
                                        ----------   ----------
ASSETS
Current Assets:
  Cash and cash equivalents .........   $  217,454   $  223,779
  Securities available for sale .....       21,798       27,971
  Receivables .......................    1,044,263    1,025,850
  Inventories........................      789,414      786,623
  Other current assets...............      289,071      291,957
                                        ----------   ----------
    Total current assets.............    2,362,000    2,356,180
                                        ----------   ----------
Property, Plant and Equipment .......    4,619,122    4,690,819
  Less - Accumulated depreciation ...    2,640,660    2,663,211
                                        ----------   ----------
      Property, plant and equipment,
       net ..........................    1,978,462    2,027,608
                                        ----------   ----------
Investments and Other Assets ........      312,249      301,917
                                        ----------   ----------
TOTAL ASSETS ........................   $4,652,711   $4,685,705
                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ...................   $  385,342   $  419,411
  Payables, trade and other .........      427,231      463,261
  Accrued liabilities ...............      589,279      562,223
                                        ----------   ----------
    Total current liabilities .......    1,401,852    1,444,895
Long-Term Debt ......................      180,376      181,599
Other Liabilities and
  Deferred Credits ..................      279,724      269,313
                                        ----------   ----------
    Total liabilities ...............    1,861,952    1,895,807
Shareholders' Equity ................    2,790,759    2,789,898
                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,652,711   $4,685,705
                                        ==========   ==========


                        AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (March 31, 1997, Unaudited)

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

2.   ACCOUNTING CHANGES

     During the first quarter of 1997, the Company made two changes to the accounting practices used to develop its inventory standard costs. The first change was made to standardize globally the definition of capacity used to determine volume assumptions for overhead rates. The new definition more properly reflects the Company's objectives for plant and equipment utilization and provides for consistent measurements of AMP facilities.

     In an effort to provide increased focus on engineering efforts for both product development and manufacturing cost reductions, the Company also changed its inventory costing methodology to include manufacturing engineering costs in the inventory standard costs. Previously these costs were expensed in the period incurred and included in the cost of sales line on the Consolidated Statement of Income.

     The net benefit of the preceding changes in accounting for inventory of $15.5 million or $.07 per share was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income for the three months ended March 31, 1997.

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This statement changes the required methods used to calculate earnings per share data, harmonizing U.S. GAAP requirements with that of International Accounting Standard No. 33. The major change from the previous calculation is the disclosure of basic EPS, which is computed by dividing reported earnings by weighted average shares outstanding (without any adjustments for common stock equivalents), versus the current primary EPS calculation required by the superseded APB. Opinion No. 15. Fully diluted EPS, now called diluted EPS, is still required. This statement must be adopted by the Company in the fourth quarter of 1997 with restatement at that time of all prior periods presented. The effect on the Company's EPS as a result of this rule change is not expected to be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     First quarter results are closely in line with current analyst expectations. Although negatively impacted by currency changes, sales rose 2% to $1.39 billion from $1.36 billion in the year-earlier quarter, and were down only slightly from the record $1.40 billion in the fourth quarter of 1996. The strengthening of the U.S. dollar reduced sales $57 million from the year-earlier quarter and $40 million from the fourth quarter. Exchange rates staying at current levels the rest of this year would reduce second quarter sales by about $45 million and the full year by $190 million.

     Earnings were 53 cents per share, which includes 7 cents per share net one-time benefit from two accounting changes on inventory costing methodology that reflect our greater emphasis on increasing engineering productivity and capacity utilization. These changes are discussed in Note 2 to the condensed consolidated financial statements. The 53 cents per share, including the one-time 7 cents benefit noted above, was flat with the 53 cents per share in the year-earlier period. The 46 cents per share net income before the cummulative effect of accounting changes was up 15% from the 40 cents per share in the fourth quarter of 1996 - which was before a 58 cents per share ($195 million pre-tax) write-off for restructuring and other one-time charges that resulted in an 18 cents per share loss in the fourth quarter. Profit margins improved from their fourth quarter low. The effective tax rate declined from 34.5% for all of 1996 to 32.5% in the first quarter, which is the approximate rate expected for the entire year.

     Bookings were $1.43 billion, an increase from $1.37 billion in the fourth quarter 1996. Despite a $20 million negative currency effect, the order backlog increased by $38 million during the quarter to $1 billion.

     Sales in the U.S. (45% of the worldwide total) were up 5% over the year-earlier quarter with strongest growth in the computer and networking/premises wiring markets. Sales in all of the Americas were up 6%, with sales outside the U.S. up 16% and strongest growth in Argentina and Mexico.

     European sales (31% of the total) were up 2% in local currencies and down 6% in U.S. dollars. Sales growth was not as strong as had been forecasted because of less-than-expected economic growth and generally flat markets - particularly automotive. Best geographic growth was in Spain, Germany, and Northern Europe; best sales growth by markets was computers, communications, and consumer goods.

     Asia/Pacific sales (19% of the total) were up 17% in local currencies, better than expected, and up 8% in U.S. dollars. Strongest markets were communications equipment, computers, and consumer electronics. Sales growth improved significantly in Japan, with continued good growth throughout the region.

     Strongest growth on a global basis was in the consumer goods, computer, and communications markets.

     The pickup in connector demand from the personal computer and cellular phone markets that occurred in the fourth quarter has continued. The rate of connector price erosion in these markets and in our business generally is similar to last year.

     Capital expenditures during the first quarter were $121 million, down from $136 million in the year-earlier quarter. Total capital expenditures for 1997 are expected to be approximately $550 million, down from $592 million in 1996 and $713 million in 1995.

     Our restructuring actions are on schedule. We expect virtually all restructuring actions to be completed by the end of the third quarter.

OUTLOOK
-------
     We are encouraged that operating earnings have begun to recover. We expect second quarter and second half sales and operating earnings to grow over the first quarter. As previously indicated, we continue to expect our restructuring actions to result in savings at about a $50 million annualized rate when fully implemented later this year. We continue to pursue the same basic growth strategy - maintain connector leadership, diversify into related product/market sectors, and expand globally. We are reshaping AMP through restructuring, reorganization, diversification, and geographic expansion into a company that will be far better at pursuing the excellent opportunities we see ahead.

     We now have four global market-oriented business divisions that work with our product/technology-oriented business divisions and our traditional geographic organization. We expect to announce additional divisions later. We are continuing our worldwide move to 24-hour, 7-day week manufacturing operations to more fully utilize our facilities. We are managing facilities expansion, procurement, logistics, and other key functions on a more centralized, globally coordinated basis. We have increased significantly the proportion of new products in current sales.

     AMP is a company in transition to an organization that will have global focus on major markets with a far broader product, market and geographic base that will enable it to more fully participate in the pervasive growth of electrical and electronic equipment throughout the world.

ORGANIZATIONAL CHANGES
----------------------
     Philippe Lemaitre, formerly an executive vice president and general manager at TRW, joined AMP in March in the newly created position of Corporate Vice President and Chief Technology Officer. He is succeeding Howard Peiffer, Vice President Global Technology, who will retire at the end of this year. Three long-time divisional vice presidents were elected Corporate Vice Presidents:
Rudolf Gassner - President, AMP Global Personal Computer Division; Juergen W. Gromer - President, AMP Global Automotive Division; and Nazario Proietto - President, AMP Global Power and Utilities Division.

     Two new divisional vice presidents were appointed: Richard H. Kaleida - Global Procurement; and Linn S. Lightner - Global Engineering Manufacturing Assurance. Each will continue in his present position. Messrs. Kaleida's and Lightner's years of service are 16 and 34 respectively.

     Dennis Horowitz, who held the position of Corporate Vice President and President, Americas, tendered his resignation on April 25, 1997. James E. Marley, Chairman, assumed responsibility for management of the Americas region.

DIVIDEND ACTION
---------------
     On April 23, 1997, the Board of Directors declared a regular quarterly dividend of 26 cents per share, payable June 2, 1997 to shareholders of record May 5, 1997. The current indicated annual rate of $1.04 per share is up from $1.00 in 1996 and 92 cents in 1995 - and is the 44th consecutive annual increase.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
-------------------------------------------------------
     Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the AMP Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on or about March 27, 1997.


          PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     The Annual Meeting of Shareholders of AMP Incorporated was held on Wednesday, April 23, 1997 beginning at 10:30 a.m., local time, at the AMP Global Executive Leadership Center, 441 South Fortieth Street, Harrisburg, Pennsylvania. As of the record date (March 4, 1997) for the Annual Meeting, 219,613,121 shares of Common Stock were outstanding and entitled to vote. 190,426,273 shares, representing over 86% of the outstanding Common Stock eligible to vote, were represented at the Annual Meeting either in person or by proxy.

* All of the directors of the Company, twelve in number, were elected at the Annual Meeting, each by an affirmative vote of at least 98.9% of the votes cast. The results of the vote tabulation for each director are as follows:

   Director                      Votes For       Votes Withheld
   --------                      ---------       --------------

Dexter F. Baker ........        188,379,706          2,046,567
Ralph D. DeNunzio ......        188,422,051          2,004,222
Barbara H. Franklin ....        188,473,204          1,953,069
Joseph M. Hixon III ....        188,418,182          2,008,091
William J. Hudson, Jr...        188,439,848          1,986,425
Joseph M. Magliochetti..        188,319,843          2,106,430
James E. Marley ........        188,435,266          1,991,007
Harold A. McInnes ......        188,356,185          2,070,088
Jerome J. Meyer ........        188,493,831          1,932,442
John C. Morley .........        188,424,370          2,001,903
Paul G. Schloemer ......        188,383,158          2,043,115
Takeo Shiina ...........        188,458,199          1,968,074


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

      Exhibit
      Number                      Description
      -------                     -----------

        18 -        Letter re. Change in Accounting Principles

        27 -        Financial Data Schedule

     (B)  Reports on Form 8-K --

     A Current Report on Form 8-K was filed by the Company on January 8, 1997. In Item 5 of the Report on Form 8-K the Company disclosed details about the Company's streamlining plans first announced in a December 31, 1996 press release and reported in a Report on Form 8-K dated December 31, 1996 and filed on January 2, 1997. The Company's streamlining efforts focus on discontinuing underperforming product lines and realigning manufacturing operations, primarily in the Company's Americas operations.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1997                    AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/   W. J. Hudson
                                 __________________________________
                                   William J. Hudson
                                   Chief Executive Officer
                                   and President

                                 By:  /s/   William S. Urkiel
                                 __________________________________
                                   William S. Urkiel
                                   Controller

**
                   EXHIBIT INDEX
                   -------------

      Exhibit
      Number                              Description
      -------                             -----------

        18 -        Letter re. Change in Accounting Principles

        27 -        Financial Data Schedule