Form 10-Q
period 1997-06-30
AMP INC
filed 1997-08-13
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1997

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

The number of shares of AMP Common Stock (without Par Value) outstanding at July 16, 1997 was 219,636,036.
                                                    Includes an Exhibit Index.

                         AMP Incorporated & Subsidiaries

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the six months ended June 30, 1997 and 1996, the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996, and the Consolidated Balance Sheets at June 30, 1997 and December 31, 1996, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

           AMP Incorporated & Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                 (dollars in thousands,
                                 except per share data)

                                   For the Three Months
                                      Ended June 30,

                                         1997           1996
                                     -----------    -----------
Net Sales ....................       $ 1,468,005    $ 1,365,487
Cost of Sales ................         1,015,026        947,697
                                     -----------    -----------
    Gross income .............           452,979        417,790
Selling, General and
 Administrative Expenses .....           263,696        243,250
                                     -----------    -----------
    Income from operations ...           189,283        174,540
Interest Expense .............            (8,964)        (8,166)
Other Income (Deductions), net
    (see Note 3)                         (21,366)         7,132
                                     -----------    -----------
    Income before income taxes           158,953        173,506
Income Taxes .................            51,660         57,885
                                     -----------    -----------
Net Income ...................       $   107,293    $   115,621
                                     ===========    ===========

 Per Share - Net  income......           $.49           $.53
             Cash dividends...           $.26           $.25

 Weighted average number of shares.  219,879,694    219,628,343
                                     ===========    ===========

           AMP Incorporated & Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                 (dollars in thousands,
                                 except per share data)

                                   For the Six Months
                                      Ended June 30,

                                        1997            1996
                                    -----------     -----------
Net Sales ....................      $ 2,860,872     $ 2,728,462
Cost of Sales ................        2,005,196       1,880,282
                                    -----------     -----------
    Gross income .............          855,676         848,180
Selling, General and
 Administrative Expenses .....          505,724         488,679
                                    -----------     -----------
    Income from operations ...          349,952         359,501
Interest Expense .............          (17,062)        (16,148)
Other Income (Deductions), net
    (see Note 3)                        (23,823)         10,693
                                    -----------     -----------
    Income before income taxes          309,067         354,046
Income Taxes .................          100,446         121,977
                                    -----------     -----------
Net Income Before Cumulative
 Effect of Accounting Changes       $   208,621     $   232,069

Cumulative Effect of Accounting
 Changes (see Note 2).........           15,450              --
                                    -----------     -----------
Net Income ...................          224,071         232,069
                                    ===========     ===========

Per Share Data:

Net Income Before Cumulative
 Effect of Accounting Changes           $.95            $1.06

Cumulative Effect of Accounting
 Changes (see Note 2).........           .07               --

Net income....................         $1.02            $1.06
Cash dividends................          $.52            $ .50

 Weighted average number of shares. 219,893,648     219,138,549
                                    ===========     ===========


                         AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                        For the Six Months
                                                           Ended June 30,

                                                         1997          1996
                                                      ---------     ---------
Cash and Cash Equivalents at January 1 ...............$ 223,779     $ 212,538

Operating Activities:
      Net Income .....................................  224,071       232,069
      Noncash adjustments -
         Depreciation and amortization ...............  220,059       202,059
         Cumulative effect of change in accounting
            for inventory (see note 2)................  (22,889)           --
         Changes in operating assets and liabilities .  (72,621)     (128,304)
      Other, net .....................................   13,417        50,587
                                                      ---------     ---------
         Cash provided by operating activities .......  362,037       356,411
                                                      =========     =========

Investing Activities:

      Additions to property, plant and equipment ..... (230,234)     (293,754)
      Purchase of subsidiary -
         Net of cash and cash equivalents acquired....       --       (35,971)
      Other, net .....................................   27,603       (51,626)
                                                      ---------     ---------
         Cash used for investing activities .......... (202,631)     (381,351)
                                                      ---------     ---------
Financing Activities:
      Changes in short-term debt .....................   17,119       101,305
      Additions to long-term debt ....................   35,355         4,179
      Reductions of long-term debt ...................  (35,221)      (18,612)
      Purchases of treasury stock ....................     (981)         (172)
      Dividends paid ................................. (113,998)     (109,224)
                                                      ---------     ---------
         Cash used for financing activities ..........  (97,726)      (22,524)
                                                      ---------     ---------
Effect of Exchange Rate Changes on Cash ..............   (1,411)        1,294
                                                      ---------     ---------
Cash and Cash Equivalents at June 30 .................  284,048       166,368
                                                      =========     =========

Changes in Operating Assets and Liabilities:
      Receivables .................................... (118,296)      (89,629)
      Inventories ....................................  (28,814)      (48,244)
      Other current assets ...........................  (10,223)      (20,547)
      Payables, trade and other ......................   (2,392)      (11,819)
      Accrued payrolls and benefits ..................   33,197        23,921
      Other accrued liabilities ......................   53,907        18,014
                                                      ---------     ---------
                                                        (72,621)     (128,304)
                                                      =========     =========

Interest paid during the periods was approximately equal to amounts charged to expense.


               AMP Incorporated & Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                         (dollars in thousands)

                                         June 30,   December 31,
                                           1997         1996
                                        ----------   ----------
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents .........   $  284,048   $  223,779
  Securities available for sale .....       21,325       27,971
  Receivables .......................    1,110,342    1,025,850
  Inventories........................      822,367      786,623
  Other current assets ..............      299,064      291,957
                                        ----------   ----------
      Total current assets ..........    2,537,146    2,356,180
                                        ----------   ----------
Property, Plant and Equipment .......    4,723,152    4,690,819
  Less - Accumulated depreciation ...    2,733,801    2,663,211
                                        ----------   ----------
      Property, plant and equipment,
       net ..........................    1,989,351    2,027,608
                                        ----------   ----------
Investments and Other Assets ........      287,970      301,917
                                        ----------   ----------
TOTAL ASSETS ........................   $4,814,467   $4,685,705
                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ...................   $  428,474   $  419,411
  Payables, trade and other .........      454,427      463,261
  Accrued liabilities ...............      625,392      562,223
                                        ----------   ----------
    Total current liabilities .......    1,508,293    1,444,895
Long-Term Debt ......................      185,567      181,599
Other Liabilities and
  Deferred Credits ..................      269,255      269,313
                                        ----------   ----------
    Total liabilities ...............    1,963,115    1,895,807
Shareholders' Equity ................    2,851,352    2,789,898
                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,814,467   $4,685,705
                                        ==========   ==========


                         AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (June 30, 1997, Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1997.

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

     In an effort to provide increased focus on engineering efforts for both product development and manufacturing cost reductions, the Company also changed its inventory costing methodology to include manufacturing engineering costs in the inventory standard costs. Previously, these costs were expensed in the period incurred and included in the cost of sales line on the Consolidated Statement of Income.

     The net benefit of the preceding changes in accounting for inventory of $15.5 million or $.07 per share was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income for the six months ended June 30, 1997.

     In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement changes the required methods used to calculate earnings per share data, harmonizing U.S. GAAP requirements with that of International Accounting Standards No. 33. The major change from the previous calculation is the disclosure of basic EPS, which is computed by dividing reported earnings by the weighted average common shares outstanding (without any adjustments for common stock equivalents), versus the current primary EPS calculation required by the superseded APB Opinion No. 15. Fully diluted EPS, now called diluted EPS, is still required, with the average market price of common stock used to determine common stock equivalents rather than the greater of the average market price or period ending closing price.

3.   IMT/CONNECTWARE LITIGATION

     In the second quarter of 1997, the Company recorded a litigation reserve of $17.7 million, pretax ($0.05 per share) in connection with the IMT/Connectware arbitration decision of July 1, 1997. This decision is currently being appealed; however, the Company's prudent accounting practices direct the establishment of a reserve as of June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the second quarter of 1997 were $1.468 billion, representing an increase of 7.5% in U.S. dollars and 11.8% in local currencies from the $1.365 billion in the corresponding quarter of the prior year. For the six months ended June 30, 1997, net sales were $2.861 billion, representing an increase of 4.8% in U.S. dollars and 9.1% in local currencies from the $2.728 billion for the six months ending June 30, 1996. Further strengthening of the U.S. dollar in 1997 decreased worldwide net sales by $58 million for the quarter and $116 million for the six months ending June 30, 1997.

     Bookings for the second quarter were $1.501 billion, representing a 4.9% increase over first quarter bookings of $1.431 billion. The Company's order backlog stood at $1.04 billion at June 30, 1997, representing a $33 million, or 3.3% increase from March 31, 1997.

     Among the Company's larger markets, net sales were strongest in the computer and communications markets. Net sales growth was positive across most of the Company's major market categories. The Company is encouraged by the breadth of net sales growth. Net sales also increased across most of the Company's products and all three of the Company's geographies.

     For the quarter ending June 30, 1997, net sales in the Americas region (including the United States), accounting for 50% of the worldwide total, increased 9% over the comparable prior year period. U.S. net sales increased 8%, while Canada and Mexico led the rest of the Americas with strong double digit growth. For the six months ending June 30, 1997, net sales increased 7% over the comparable prior year period. The Company continued to see solid growth in the computer markets.

     Despite underlying sluggish economies, for the quarter ending June 30, 1997, net sales in the European region, accounting for 30% of the worldwide total, increased 11% in local currencies and 2% in U.S. dollars over the comparable prior year period. Overall, European sales were strongest in the communications sector. In Germany, growth was approximately 11% in local currency, buoyed by automobile exports. Northern Europe and Spain continued their pattern of strong growth. For the six months ending June 30, 1997, net sales increased 6% in local currencies but decreased 3% in U.S. dollars over the comparable prior year period, primarily due to slow sales growth in the first quarter.

     For the quarter ending June 30, 1997, net sales in the Asia/Pacific region, accounting for 20% of the worldwide total, increased 21% in local currencies and 13% in U.S. dollars over the comparable prior year period. Strong double digit growth was evident in the personal computer, automotive, communications, and consumer electronics markets, four of the Company's largest Asia/Pacific market industries. Japan grew approximately 10% in local currency, while the Company posted extremely strong sales growth in Singapore, Hong Kong, and Korea. For the six months ending June 30, 1997, net sales increased 19% in local currencies and 11% in U.S. dollars over the comparable prior year period.

     Gross income increased slightly to 30.9% of net sales for the quarter ending June 30, 1997, from 30.6% in the comparable prior year quarter.

     Selling, general, and administrative expenses (S,G&A) for the quarter ending June 30, 1997 of 18.0% of net sales represents a slight increase from 17.8% in the comparable prior year quarter. The increase in S,G&A expenses is primarily related to investments in information systems and sales deployment.

     Net income for the second quarter of 1997 was $107.3 million, or $0.49 per share, representing a decrease from the second quarter of 1996 net income of $115.6 million, or $0.53 per share. Adjusting for a one-time second quarter 1997 pretax charge of $17.7 million (see Note 3 to Financial Statements), second quarter net income was $119.2 million, a 3.1% increase over the second quarter of 1996. Earnings per share for the second quarter of 1997, excluding the one-time charge, was $0.54, an increase of $0.01 over the $0.53 reported in 1996.

     Capital expenditures for the second quarter of 1997 were $109 million, representing a 31% decrease from the $158 million in the comparable prior year quarter. The Company continues to focus on improving existing asset utilization and productivity. Investment in research, development, and new product engineering remained level with the prior year and consistent with the Company's strategy of technological and product leadership. Capital expenditures for 1997 are expected to be $550 million, 7% less than the 1996 capital expenditures of $592 million.

     The Company's restructuring plans remain on schedule. Virtually all restructuring actions are expected to be taken by the end of the third quarter. The Company will see a loss of sales from restructuring but has plans in place to continue sales growth improvement through continuing market penetration and by benefitting from markets that are showing robust growth.


DIVIDEND ACTION

     On July 23, 1997 the Board of Directors declared a regular quarterly dividend of 26 cents per share, payable September 2, 1997 to shareholders of record August 4, 1997. The current indicated annual rate of $1.04 per share is up from $1.00 in 1996 and $0.92 in 1995, and would be the 44th consecutive annual increase .

GENERAL

     Headquartered in Harrisburg, PA, AMP has 45,000 employees in 50 countries in Europe, Asia/Pacific and the Americas and serves customers in these industries: automotive, aerospace, computer networking, power and utilities, telecommunications, industrial, and consumer goods. AMP had sales of $5.47 billion in 1996.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
--------------------------------------------------------

     Statements in this Report on Form 10-Q that are not strictly historical facts are "forward-looking" statements that should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the Company's Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On July 7, 1997, Connectware, Inc. ("Connectware"), a Delaware corporation and wholly owned subsidiary of AMP Incorporated (the "Company"), announced in a press release that it has filed an appeal with the Texas State Court to reverse an adverse decision by the majority of a 3-person arbitration panel considering certain claims filed by Connectware and IMT, Inc., ("IMT"), a Dallas-based corporation, with regard to IMT's Kemma RPS computer monitor screens. The Kemma product is a screen intended to reduce or eliminate magnetic emissions from computer monitors. On July 1, 1997 the panel awarded IMT $17.7 million, and Connectware's appeal was filed on July 3, 1997. The appeal claims that the arbitration panel exceeded its powers by granting relief to IMT that was not allowed by the contract between the parties or allowed by law. The Company's prudent accounting practices have led to the establishment of a reserve as of June 30, 1997, resulting in a $17.7 million charge against second quarter earnings and an after-tax earnings-per-share impact of five cents.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

      Exhibit
      Number                      Description
      -------                     -----------

       3(ii) -      Bylaws of the Company, as amended July 23, 1997

       10.A  -      Employment agreement between the Company and Mr. Phillipe
                    Lemaitre dated February 19, 1997

       10.B  -      Amendment to the AMP Incorporated Pension Restoration Plan
                    dated as of July 23, 1997

       10.C  -      AMP Incorporated Supplemental Benefit Trust Agreement
                    entered into as of April 1, 1997 between the Company and Dauphin Deposit Bank and Trust Company

       10.D  -      AMP Incorporated Supplemental Executive Pension Plan dated
                    June 9, 1997

         27  -      Financial Data Schedule

     (B)  Reports on Form 8-K --

            There were no reports on Form 8-K for the three months ended June 30, 1997.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1997                  AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/  Robert Ripp
                                 ----------------------------------
                                   Robert Ripp
                                   Vice President and
                                   Chief Financial Officer


                                 By:  /s/  W. S. Urkiel
                                 ----------------------------------
                                   William S. Urkiel
                                   Controller

**
                   EXHIBIT INDEX
                   -------------

      Exhibit
      Number                              Description
      -------                             -----------

       3(ii) -      Bylaws of the Company, as amended July 23, 1997

       10.A  -      Employment agreement between the Company and Mr. Phillipe
                    Lemaitre dated February 19, 1997

       10.B  -      Amendment to the AMP Incorporated Pension Restoration Plan
                    dated as of July 23, 1997

       10.C  -      AMP Incorporated Supplemental Benefit Trust Agreement
                    entered into as of April 1, 1997 between the Company and Dauphin Deposit Bank and Trust Company

       10.D  -      AMP Incorporated Supplemental Executive Pension Plan dated
                    June 9, 1997

        27   -      Financial Data Schedule