Form 10-Q
period 1997-09-30
AMP INC
filed 1997-11-14
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

 (mark one)
   [XX]  Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

            For the quarterly period ended     September 30, 1997

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

The number of shares of AMP Common Stock (without Par Value) outstanding at November 4, 1997 was 220,020,159.

                                          Includes an Exhibit Index.

                    AMP Incorporated & Subsidiaries

                    PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the nine months ended September 30, 1997 and 1996, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, and the Consolidated Balance Sheets at September 30, 1997 and December 31, 1996, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

                    AMP Incorporated & Subsidiaries
                   CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited)


                                           (dollars in thousands,
                                           except per share data)

                                             For the Three Months
                                               Ended September 30,
                                            1997              1996
                                        -----------       -----------
Net Sales..........................     $ 1,432,600       $ 1,336,233
Cost of Sales......................         975,768           948,794
                                        -----------       -----------
    Gross income...................         456,832           387,439
Selling, General and
 Administrative Expenses...........         262,938           231,163
                                        -----------       -----------
    Income from operations.........         193,894           156,276
Interest Expense...................          (8,098)           (7,959)
Other Income (Deductions), net.....          (5,640)           (3,520)
                                        -----------       -----------
    Income before income taxes.....         180,156           144,797
Income Taxes.......................          58,551            49,955
                                        -----------       -----------
Net Income.........................     $   121,605       $    94,842
                                        ===========       ===========
PER SHARE DATA:

Net income.........................          $.55              $.43
Cash dividends.....................          $.26              $.25

Weighted average number of shares..     220,958,833       219,803,427
                                        ===========       ===========

                         AMP Incorporated & Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                           (dollars in thousands,
                                           except per share data)

                                             For the Nine Months
                                             Ended September 30,

                                            1997             1996
                                        -----------      -----------
Net Sales..........................     $ 4,293,472      $ 4,064,695
Cost of Sales......................       2,980,964        2,829,076
                                        -----------      -----------
    Gross income...................       1,312,508        1,235,619
Selling, General and
 Administrative Expenses...........         768,662          719,842
                                        -----------      -----------
    Income from operations.........         543,846          515,777
Interest Expense...................         (25,160)         (24,107)
Other Income (Deductions), net
                  (see Note 3).....         (29,463)           7,173
                                        -----------      -----------
    Income before income taxes.....         489,223          498,843
Income Taxes.......................         158,997          171,932
                                        -----------      -----------
Net Income Before Cumulative
    Effect of Accounting Changes...     $   330,226      $   326,911

Cumulative Effect of Accounting
    Changes (see Note 2)...........          15,450              ---
                                        -----------      -----------
Net Income.........................     $   345,676      $   326,911
                                        ===========      ===========
PER SHARE DATA:

Net Income Before Cumulative
    Effect of Accounting Changes...        $1.50             $1.49

Cumulative Effect of Accounting
    Changes  (see Note 2)..........          .07               ---
                                        -----------      -----------

Net income.........................        $1.57             $1.49
Cash dividends.....................        $ .78             $ .75

Weighted average number of shares..     220,267,576      219,523,149
                                        ===========      ===========

                         AMP Incorporated & Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and Unaudited)

                                                (dollars in thousands)

                                                  For the Nine Months
                                                  Ended September 30,

                                                  1997            1996
                                               ---------       ---------
Cash and Cash
  Equivalents at January 1..................   $ 223,779       $ 212,538

Operating Activities:
  Net income................................     345,676         326,911
  Noncash adjustments -
    Depreciation and amortization...........     330,044         312,032
    Cumulative effect of accounting changes
      (see Note 2)..........................     (22,889)             --
    Changes in operating assets
     and liabilities........................    (141,184)       (125,924)
    Other, net..............................      45,956          85,862
                                               ---------       ---------
      Cash provided by operating
       activities...........................     557,603         598,881
                                               ---------       ---------
Investing Activities:
  Additions to property, plant
   and equipment............................    (331,232)       (438,787)
  Purchase of subsidiaries -
      Net of cash and cash equivalents
         acquired...........................          --         (36,977)
  Other, net................................      (5,108)        (77,603)
                                               ---------       ---------
      Cash used for investing
       activities...........................    (336,340)       (553,367)
                                               ---------       ---------
Financing Activities:
  Changes in short-term debt................      27,165         122,083
  Additions to long-term debt...............      11,945          10,272
  Reductions of long-term debt..............     (19,064)        (25,423)
  Purchases of treasury stock...............      (2,636)           (269)
  Dividends paid............................    (171,138)       (164,043)
                                               ---------       ---------

      Cash used for financing
       activities...........................    (153,728)        (57,380)
                                               ---------       ---------
Effect of Exchange Rate Changes
 on Cash....................................       1,235           2,568
                                               ---------       ---------
Cash and Cash Equivalents at
  September 30..............................   $ 292,549       $ 203,240
                                               =========       =========

Changes in Operating Assets and Liabilities:
  Receivables...............................   $(117,863)      $ (67,378)
  Inventories...............................     (87,412)        (77,514)
  Other current assets......................        (720)        (10,241)
  Payables, trade and other.................      10,361         (17,211)
  Accrued payrolls and benefits.............      56,634          34,786
  Other accrued liabilities.................      (2,184)         11,634
                                               ---------       ---------
                                               $(141,184)      $(125,924)
                                               =========       =========

Interest paid during the period was approximately equal to amounts charged to expense.

                         AMP Incorporated & Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

(Condensed)
                                          (dollars in thousands)

                                      September 30,    December 31,
                                          1997             1996
                                       -----------     -----------
ASSETS                                 (unaudited)
Current Assets:
  Cash and cash equivalents..........  $   292,549     $   223,779
  Securities available for sale......       52,539          27,971
  Receivables........................    1,086,844       1,025,850
  Inventories........................      870,136         786,623
  Other current assets...............      268,082         291,957
                                       -----------     -----------
      Total current assets...........    2,570,150       2,356,180
                                       -----------     -----------
Property, Plant and Equipment........    4,687,131       4,690,819
  Less - Accumulated depreciation....    2,745,344       2,663,211
                                       -----------     -----------
      Property, plant and equipment,
       net...........................    1,941,787       2,027,608
                                       -----------     -----------
Investments and Other Assets.........      296,074         301,917
                                       -----------     -----------
TOTAL ASSETS.........................  $ 4,808,011     $ 4,685,705
                                       ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt....................  $   422,701     $   419,411
  Payables, trade and other..........      441,715         463,261
  Accrued liabilities................      589,569         562,223
                                       -----------     -----------
    Total current liabilities........    1,453,985       1,444,895
Long-Term Debt.......................      172,703         181,599
Other Liabilities and
  Deferred Credits...................      283,364         269,313
                                       -----------     -----------
    Total liabilities................    1,910,052       1,895,807
Shareholders' Equity.................    2,897,959       2,789,898
                                       -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY..............................  $ 4,808,011     $ 4,685,705
                                       ===========     ===========

                         AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         (September 30, 1997, Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K, and Form 10-Q as of and for the three months ended March 31, 1997 and as of and for the six months ended June 30, 1997.

     The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

     Net Income and Cash Dividends per share: per share amounts were calculated using the weighted average number of shares outstanding during each period, adjusted for the impact of the Company's stock option and restricted stock plans using the Treasury Stock Method when the effect is dilutive.

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

     The net benefit of the preceding changes in accounting for inventory of $15.5 million, or $.07 per share, was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income for the nine months ended September 30, 1997.

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

3.   IMT/CONNECTWARE LITIGATION

     In the second quarter of 1997, the Company recorded a litigation reserve of $17.7 million, pretax ($.05 per share) in connection with the IMT/Connectware arbitration decision. This litigation was settled on September 12, 1997 and resulted in a payment to IMT in the third quarter of 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the third quarter of 1997 were $1.433 billion, representing an increase of 7.2% in U.S. dollars and 12.9% in local currencies from the $1.336 billion in the corresponding quarter of the prior year. For the nine months ended September 30, 1997, net sales were $4.293 billion, representing an increase of 5.6% in U.S. dollars and 10.3% in local currencies from the $4.065 billion for the nine months ending September 30, 1996. Further strengthening of the U.S. dollar in 1997 decreased worldwide net sales by $76 million for the quarter and $191 million for the nine months ending September 30, 1997.

     Bookings for the third quarter were $1.436 billion, representing an increase of 8.4% in U.S. dollars and 14.4% in local currencies from the $1.325 billion in the corresponding quarter of the prior year. The Company's order backlog stood at $1.044 billion at September 30, 1997, representing a slight increase from the $1.041 billion at June 30, 1997. After adjusting for the negative effects of currency changes, the Company's order backlog increased $15 million from June 30, 1997.

     Sales growth was broad-based across all of the Company's major market segments, and the Company continued to see the improving effectiveness of its global automotive, communications, personal computer, and power technology divisions. The Company is encouraged by the breadth of net sales growth. Net sales also increased across most of the Company's products and all three of the Company's geographies.

     For the quarter ending September 30, 1997, net sales in the Americas region (including the United States), accounting for 50% of the worldwide total, increased 9% over the comparable prior year period. The Company experienced solid growth in the communications equipment, networking, instrumentation, and electronic/electrical component markets. U.S. net sales increased 9%, while Argentina, Canada and Mexico led the rest of the Americas with double digit growth. For the nine months ending September 30, 1997, net sales increased 8% over the comparable prior year period.

     Net sales in the European, Middle East, and Africa region, accounting for 30% of the worldwide total, increased 17% in local currencies and 2% in U.S. dollars in the third quarter of 1997 over the comparable prior year period. Overall, growth accelerated in most European countries during the third quarter of 1997. In Germany, growth was approximately 13% in local currency, buoyed by automobile exports. Northern Europe and Spain continued their pattern of strong growth. Regional growth was strongest in the motor vehicles, computers, and communications equipment markets. For the nine months ending September 30, 1997, net sales increased 10% in local currencies but decreased slightly in U.S. dollars, by 1% over the comparable prior year period, primarily due to slow sales growth in the first quarter of 1997.

     For the quarter ending September 30, 1997, net sales in the Asia/Pacific region, accounting for 20% of the worldwide total, increased 16% in local currencies and 9% in U.S. dollars over the comparable prior year period. The moderation of growth in the region during the quarter was due to sustained weakness in the Japanese economy and some abatement of what was previously exceptional demand in the personal computer markets. Japan grew approximately 7% in local currency. The strongest growth occurred in the computer, communications equipment, and business/retail equipment markets. For the nine months ending September 30, 1997, net sales increased 18% in local currencies and 10% in U.S. dollars over the comparable prior year period.

     Gross income increased to 31.9% of net sales for the quarter ending September 30, 1997, from 29.0% in the comparable prior year quarter. The increase in gross margin was primarily due to the benefits of cost reduction programs and the benefits of the Company's restructuring actions being realized in the third quarter of 1997.

     Selling, general, and administrative expenses (S,G&A) for the quarter ending September 30, 1997 of 18.4% of net sales represents an increase from 17.3% in the comparable prior year quarter. The increase in S,G&A expenses is primarily related to additional investments in information systems and sales deployment.

     Net income for the third quarter of 1997 was $121.6 million ($0.55 per share), representing a 28% increase from the third quarter of 1996 net income of $94.8 million ($0.43 per share).

     Capital expenditures for the third quarter of 1997 were $101 million, representing a 30% decrease from the $145 million in the comparable prior year quarter. The Company continues to focus on improving existing asset utilization and productivity. Investment in research, development, and new product engineering remained level with the prior year and consistent with the Company's strategy of technological and product leadership. Capital expenditures for 1997 are expected to be in the $500 - $525 million range, down from the 1996 capital expenditures of $592 million.

     During the third quarter of 1997, the Company concluded all remaining operating shut-downs, that were part of the restructuring plans announced in December 1996. All product discontinuances and plant closures are now complete and the benefits of the Company's restructuring actions were largely reflected in the margin improvements posted in the third quarter of 1997.

DIVIDEND ACTION
---------------

     On October 22, 1997, the Board of Directors declared a regular quarterly dividend of 26 cents per share, payable Dec. 1, 1997 to shareholders of record Nov. 3, 1997. The total 1997 dividend of $1.04 per share is up from $1.00 in 1996 and 92 cents in 1995, and is the 44th consecutive annual increase.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
-------------------------------------------------------

     Statements in this Report on Form 10-Q that are not strictly historical facts are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the AMP Report on Form 10-K for the year ended December, 31, 1996 filed with the Securities and Exchange Commission on March 27, 1997.

                      PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In the Company's Report on Form 10-Q for the period ended June 30, 1997, the Company disclosed the creation of a litigation reserve to cover a $17.7 million arbitration panel award against Connectware, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The Company further reported that an appeal of the arbitration award had been filed. In August, 1997 the 193rd Judicial District Court, Dallas County, Texas entered judgment confirming the arbitration award and ordering post-arbitration award interest and post-judgment interest. Effective September 12, 1997 all parties to the matter executed a Compromise Settlement Agreement and Release settling the matter on terms agreeable to the parties. Further, on October 15, 1997, the Court of Appeals for the Fifth District of Texas at Dallas, upon joint motion of the parties, vacated the decision of the District Court and dismissed the cause with prejudice.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

     10.A Second Amendment to the AMP Incorporated 1993 Long-Term Equity
          Incentive Plan effective as of July 22, 1997.

     10.B Fourth Amendment to the AMP Incorporated Deferred Compensation Plan for select management and highly compensated employees effective July 22, 1997.

     10.C First Amendment to the AMP Incorporated Supplemental Executive Pension
          Plan effective July 22, 1997.

     10.D First Amendment to the Supplemental Benefit Trust Agreement effective
          September 25, 1997.

     10.E Second Amendment to the AMP Incorporated Stock Option Plan for Outside Directors effective July 22, 1997.

     10.F Second Amendment to the Deferred Compensation Plan for Non-Employee
          Directors effective as of July 22, 1997.

     10.G Second Amendment to the Deferred Stock Accumulation Plan for Outside
          Directors effective as of July 22, 1997.

     10.H First Amendment to the Retirement Plan for Outside Directors effective as of July 22, 1997.

     10.I First Amendment to the Split-Dollar Life Insurance Agreement in the form dated January 1995, Amendment effective as of September 25, 1997.

     10.J Second Amendment to the Split-Dollar Life Insurance Agreement in the form dated October 1990, Amendment effective as of September 25, 1997.

     10.K Fifth Amendment to the AMP Incorporated Pension Plan dated
          October 1, 1997.

     10.L Third Amendment to the AMP Incorporated Pension Restoration Plan dated
          August 6, 1997.

     27   Financial Data Schedule


     (B)  Reports on Form 8-K --

     A Current Report on Form 8-K was filed by the Company on July 8, 1997. In
Item 5 of the Report on Form 8-K the Company disclosed action taken by Connectware, Inc., a wholly owned subsidiary of AMP Incorporated, to file an appeal with the Texas State Court seeking to reverse a July 1, 1997 adverse decision by the majority of an arbitration panel considering certain claims filed by Connectware and IMT, Inc., a corporation based in Texas.

                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 1997            AMP INCORPORATED
                                      (Registrant)


                                   By: /s/   Robert Ripp
                                   ----------------------------------
                                     R. Ripp
                                    Vice President and
                                    Chief Financial Officer

                                   By: /s/   William S. Urkiel
                                   ----------------------------------
                                    William S. Urkiel
                                    Vice President, Finance


                           EXHIBIT INDEX
                           -------------

Exhibit
Number               Description
-------              -----------

     (A)  Exhibits --

     10.A Second Amendment to the AMP Incorporated 1993 Long-Term Equity
          Incentive Plan effective as of July 22, 1997.

     10.B Fourth Amendment to the AMP Incorporated Deferred Compensation Plan for select management and highly compensated employees effective July 22, 1997.

     10.C First Amendment to the AMP Incorporated Supplemental Executive Pension
          Plan effective July 22, 1997.

     10.D First Amendment to the Supplemental Benefit Trust Agreement effective
          September 25, 1997.

     10.E Second Amendment to the AMP Incorporated Stock Option Plan for Outside Directors effective July 22, 1997.

     10.F Second Amendment to the Deferred Compensation Plan for Non-Employee
          Directors effective as of July 22, 1997.

     10.G Second Amendment to the Deferred Stock Accumulation Plan for Outside
          Directors effective as of July 22, 1997.

     10.H First Amendment to the Retirement Plan for Outside Directors effective as of July 22, 1997.

     10.I First Amendment to the Split-Dollar Life Insurance Agreement in the form dated January 1995, Amendment effective as of September 25, 1997.

     10.J Second Amendment to the Split-Dollar Life Insurance Agreement in the form dated October 1990, Amendment effective as of September 25, 1997.

     10.K Fifth Amendment to the AMP Incorporated Pension Plan dated
          October 1, 1997.

     10.L Third Amendment to the AMP Incorporated Pension Restoration Plan dated
          August 6, 1997.

     27   Financial Data Schedule