Form 10-K
period 1997-12-31
AMP INC
filed 1998-03-30
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                       OR
      [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                           Commission File No. 1-4235

                               AMP Incorporated
      --------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Pennsylvania                              23-0332575
    ---------------------------------             -------------------
     (State or Other Jurisdiction                 (I.R.S. Employer
    of Incorporation or Organization)             Identification No.)

         PO Box 3608
         Harrisburg, Pennsylvania                     17105-3608
   ----------------------------------------         --------------
   (Address of Principal Executive Offices)           (Zip Code)

      Registrant's telephone number, including area code   (717) 564-0100
                                                           --------------

      Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on
          Title of Each Class                        Which Registered

      Common Stock (without Par Value)                   New York
(Outstanding at 3/3/98 - 219,559,875 shares)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1998: $9,451,952,342 (216,663,664 shares at $43.625 per share). For purposes of the foregoing calculation, all directors and executive officers have been deemed to be affiliates, but such assumption should not be construed as a determination by the registrant that all such individuals are in fact affiliates of the registrant.

===============================================================================
Documents Incorporated by Reference:
     1. Cited portions of the Annual Report to shareholders for fiscal year ended December 31, 1997 (Parts I, II, IV)
     2. Cited portions of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting, specifically excluding the Performance Graph and the Compensation and Management Development Committee Report on Executive Compensation (Part III)


                  10-K REPORT FOR YEAR ENDED DECEMBER 31, 1997
PART I.

ITEM 1.   BUSINESS

     AMP Incorporated designs, manufactures and markets a broad range of electronic, electrical and electro-optic connection devices and an expanding number of interconnection systems and connector-intensive assemblies. The Company's products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. The Company's customers are as diverse as the products themselves, and include such differing types of accounts as original equipment manufacturers (OEMs) and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. The industries covered by these accounts include Automotive, Power Technology, Personal Computer, Communications, and Consumer/Industrial. The Company markets its products worldwide primarily through its own direct sales force, but also through distributors and value-added resellers to respond to customer buying preferences. In 1997, 84% of product was sold through direct channels to market and 16% through distribution. The Company has established more than 330 facilities located in 53 countries to serve customers in the current and emerging markets throughout the world. The Company is positioning itself to be a market-driven, "GLOBE-ABLE" organization.

     The Company was incorporated in 1941 as a New Jersey corporation under the name Aircraft-Marine Products, Inc. At that time the focus of the Company's operations was the terminal business. In 1952 the Company established its first international operations, located in Canada and France. In 1956 the Company changed its name to AMP Incorporated and became publicly owned. During the 1960s and 1970s the Company expanded its focus to varying types of connectors, including those required in the computer industry. The Company reincorporated in Pennsylvania in 1989. The world leader in electronic/electrical connection devices and associated application tools and machines, over the past 5 years the Company has been diversifying into total interconnection systems, related components, and connector-intensive assemblies. At the end of 1997 the Company employed approximately 46,500 people worldwide, up 1,500 from year-end 1996.

     Markets
     -------
     The Company serves over 90,000 customers located in over 145 countries, covering many diverse markets. Key financial measures charting the development of the Company's business during the past seven years are set forth in the "Historical Data" table of the Company's 1997 Annual Report to Shareholders, and certain of these measures for the last seven years are also shown in Item 6, entitled "Selected Financial Data," of this Report. Sales to trade customers by each of the Company's geographic segments and sales or transfers between the Company's various geographic segments during 1995-1997, together with pre-tax income and identifiable assets attributable to each geographic segment for those years, are shown in Footnote No. 17 to the Consolidated Financial Statements, found on page 49 of the Company's 1997 Annual Report to Shareholders and incorporated by reference. The Company's diversification of worldwide sales is evidenced by the following table:

GEOGRAPHIC SEGMENTS                   1997      1996      1995
(percent)

     Americas                          50        49        47
     Europe/Middle East/Africa         30        32        33
     Asia/Pacific                      20        19        20

For 1997, the Company's sales were distributed across general markets as follows:

MARKETS
(percent)

     Consumer and Industrial               28
     Communications                        25
     Automotive                            24
     Personal Computer                     20
     Power Technology                       3

     The business in which the Company is engaged is highly competitive. The number of competitors is estimated at over 1,600 worldwide, and in all products the Company is subject to aggressive direct and indirect competition. The markets served by the Company have generally been growing as a whole in spite of increasing price erosion. Most of the Company's products involve technical competence in their development and manufacture. Generally speaking, the Company competes primarily through offering high-quality, technical products and associated application tooling, with an emphasis on product performance, timely delivery and service. Price pressures are being experienced in the Company's markets, particularly in the personal computer and cellular/mobile phone markets. The Company's broad range of products, worldwide sales and marketing presence, and service innovations serve to differentiate the Company from its competitors and positions the Company to become a supplier of choice to many customers as they reduce their supplier lists and seek global sourcing contracts. The service innovations offered by the Company include the computer-equipped product information and order handling departments, the automated fax service, the use of computer disks to communicate engineering and drawing data, an Internet product catalog, the expedited sample request delivery system, global account management, and the EDI order system.

     The Company has realigned its organizational structure to free marketing and sales people from operational ties and permit them to focus on customers and markets. This will make it easier for sales people to choose the right products for their customers from anywhere in the world, and will encourage industry-driven product solutions and shared responsibility for innovation across organizational boundaries, without jeopardizing the established customer interface.

     In addition, the Company has distinguished itself by its development of new and improved products and technologies. In 1997 the Company received 218 U.S. patents. The Company has over 15,000 patents or utility models issued or pending throughout the world. AMP ranks 20th among U.S. corporations and 45th among all patentees for U.S. patents granted during 1997. The Company aggressively enforces its patents to preserve its proprietary technological advantages.

     The Company's backlog of unfilled orders decreased in 1997 to $944 million at year-end compared to $970 million at year-end 1996. A majority of these orders were for delivery within the next 90 days, and all were scheduled for delivery within 12 months.

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

     The Company's normal terms of sale are net 30 days, and the average days outstanding for accounts receivable averages 45 days in the U.S. and 65 days on a global basis. The Company warrants most of its products against defects in materials and workmanship under normal use for periods of up to 1 year. In markets for complete systems, such as the networking/premise wiring markets, the Company provides an extended warranty when exclusively AMP products, tools and training are used in an installation. The Company's warranty experience is generally favorable, with a low rate of product return. An extensive distributor network, together with the Company's own highly automated regional distribution center system, is utilized to provide timely delivery of products to the customers.

     Products
     --------
     The Company manufactures and sells more than 800,000 parts in over 450 global product lines, including terminals; fiber-optic, printed circuit board and cable connectors and assemblies; connectorized printed circuit boards; cable and cabling systems; sensors; and related application tools and machines. Nearly 77% of the Company's business is in the terminals and connectors competency that encompasses electronic/electrical connection, switching and programming devices and associated application tools and machines. Included within this competency is a great variety of types and sizes. These product families generally involve the same or very similar basic technology, materials, production processes and marketing approaches. The common manufacturing capabilities, which have become core competencies of the Company, include connectivity technology, high speed precision metal stamping, precision metal plating, plastic molding, and automated assembly of small metal and plastic parts. The Company sells some of its products in strip form or on reels which are applied by customers with special application machines and special tools. The balance of products and competencies include the Company's value-added and wireless businesses and pre-assembled devices and other products that do not require application tools or machines, and in 1997 represented 23% of total Company sales. Over 89% of sales are of products in just three Standard Industrial Classification (SIC) 4-digit codes: Electronic Connectors; Electronic Components - NEC; and Current Carrying Wiring Devices.

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

     While the Company is seeking to widen its leadership in the terminal and connector product area, it is also steadily diversifying into total interconnection systems and higher value assemblies. This is increasing the potential markets being addressed by the Company from approximately $28 billion to around $78 billion. Part of this new breadth of potential business will come from cables, fiber-optic and signal conditioning products, electro-optical networking, and flexible circuitry based connectors and sensors that expand the Company's connector and interconnection technology. Another source for expansion is interconnection solutions, such as cable, board and panel assemblies, that are logically related to those connector and interconnection competencies. The final thrust toward new opportunities for growth addresses needs for home automation, microwave technologies, wireless communication, and networking/premise wiring hardware and related services.

     The Company is accomplishing this growth by new product development as well as by numerous small, strategic acquisitions, minority interest investments, joint ventures and other strategic alliances. Acquisitions provide technologies that are key to entering or enhancing the Company's participation in the respective markets and will form a cornerstone for the Company's expansion of its potential business. New products (representing products and product extensions introduced during the last 5 years) now comprise over 25% of current sales. In 1997 the Company added over 94,000 new part numbers, representing both new product part numbers and part numbers for extensions of existing products. Much of this growth, whether by new product development or acquisitions and alliances, focuses on the fastest growing sectors and major trends in the electronic and electrical markets -- such as miniaturization, high speed circuitry, networking, wireless transmission, electro-optics, conversion to digital, software integration with hardware, and the convergence of computer and communications technologies.

     Operations
     ----------
     While the Company's principal offices are located in Harrisburg, Pennsylvania, the Company is realigning its operations into a seamless global organization that will better utilize resources and serve customers more efficiently. The global organization lends regional governance and support to horizontally interdependent businesses that act locally but think globally. The Company has four market-oriented global business units focused on the following markets: personal computers; automotive; communications; and consumer/ industrial/power technology. Accompanying the market-oriented global business units are the Company's product-oriented global competencies: terminals and connectors; and value-added and wireless, and the Company's traditional geographic organizations: the Americas; Asia/Pacific; and Europe/Middle East/Africa (EMEA).

     The Company's efforts to integrate both regionally and globally should allow it to more profitably serve its customers, especially those customers which are also global. Regional strategies within each business have been developed to gain market share and improve profitability, involving a decoupling of sales and marketing into a market-driven function that profitably satisfies customers and anticipates their needs, and a comprehensive integration of all aspects of operations and business administration to better support sales and marketing. In 1997 the Company created global competency functions charged with directing the method, quality and cost effectiveness of manufacturing and developing products. The new functions and the organizational realignment should enable the Company to quickly and effectively assimilate its geographic expansion into newly emerging markets. The Company has been aggressively locating manufacturing and sales operations where customers' operations and local market opportunities coincide to make it a positive investment climate. Since 1990 the Company has either finalized plans for or actually started sales or manufacturing operations in India, Chile, China, Columbia, Greece, Hungary, the Philippines, Thailand, The Czech Republic, Poland, Turkey, Ireland, Israel, Russia, South Africa and Slovenia, and marketing activities have been extended into Indonesia, Vietnam, Pakistan, Croatia, Eastern Europe, Egypt, and the Middle East.

     In response to the decline in earnings experienced in 1996, the Company implemented a number of corrective actions intended to result in annual savings of approximately $50 million pretax when fully implemented while allowing continued investment in activities to support better sales growth in our core connector business. In December 1996, the Company took $195 million pretax ($70 million cash and $125 million non-cash) in restructuring and other one-time charges to eliminate underperforming assets. Throughout 1997, the Company executed the restructuring plan by closing the selected facilities, reducing the related headcount, liquidating inventory and equipment, transferring continued production to other facilities, preparing facilities for divestiture, investigating environmental matters and negotiating the termination of customer and supplier commitments. In the fourth quarter, the Company assessed the status of the restructuring plan and estimated the cost of the remaining activities. Consequently, based on the remaining reserve balance and the progress to date, an adjustment to reduce the restructuring reserve by $25.9 million pretax was recorded as a reduction to cost of sales of $4.5 million and a credit of $21.4 million to restructuring and one-time (credits)/charges. The Company acheived the favorable adjustment through greater liquidation of product through distributors, receipt of additional cash from the sale of various assets and resolution of certain environmental issues with government and regulatory authorities at less cost than originally anticipated.

     Acquisitions are an integral component of the Company's growth and diversification strategy. Through acquisitions, the Company is able to enhance existing capabilities or add to our rapidly expanding range of products. During 1997 the Company acquired El-Con, a connector manufacturing facility, and El-Form, a tool-and-die shop, both located in Bydgoszcz, Poland. In 1997 Company also announced plans to form a joint venture with C-MAC, a Canadian manufacturer of systems and subsystems; the joint venture was created in February 1998. The joint venture alliance is expected to accelerate demand for the Company's printed circuit board products.

     In 1997 the Company's Journey to Excellence program was reinforced by creating and applying an improved model denominated the "AMP Business Excellence Process." This process emphasizes Customers, Leadership, People, Processes and Results, and is the Company's universal basis for analyzing and running every aspect of its business.

     Extensive efforts are also being undertaken to maximize the utilization of the Company's human resources. Training, development, education, empowerment through the delegation of more authority and responsibility, employee teams, performance-linked pay, centralized recruiting, and programs to encourage recognition of outstanding achievements are being promoted to increase the involvement and effectiveness of employees. A broad-based program for improving leadership quality and diversity includes succession planning and expatriate, executive and organizational development programs. The employees also are being provided with the computers, communication systems, business machines and scientific/engineering equipment necessary for them to realize their full potential. The Company is implementing a global wide area network, expanding electronic mail and video conferencing capabilities worldwide, and instituting a business enterprise information system to support global decision making. Additional regional training centers are in the process of being established to facilitate the distribution of these learning and awareness methods throughout the world. For better leveraging of the Company's basic manufacturing capabilities into all areas of production, certain business units and subsidiaries have also been designated as "Regional Centers of Competency" in specific product/market categories.

     Worldwide, the quality management systems of 113 business units and their associated facilities, representing virtually all of the Company's manufacturing operations, have either received or have been recommended for certification to the appropriate ISO 9000 standard. Qualification to this common standard should help ensure that the Company's products and services will be of uniformly high quality wherever they are manufactured, sold or provided throughout the world. Additionally, the Company continues to implement the rigorous Manufacturing Requirements Planning (MRP) II, Class A standards for manufacturing requirements planning systems. Manufacturing employment increased by over 1600 in 1997 to more than 29,500 people.

     Product standards continue to play an increasingly important role in the development and marketing of new products and the shaping of new markets. The Company takes an active role in the development of industry standards that affect its products and development activities. A capable corporate group of standards professionals and a global network of Company employees, through their participation in over 800 industry associations, working groups, and standards-setting bodies, are involved in laying the groundwork for the acceptance of the Company's products under applicable standards. In 1997 over 50 standards were published that involved AMP products, processes and technology.

     The Company has a corporate-wide program for managing current and emerging environmental issues on a global basis. Sound environmental practices are promoted worldwide by adoption and implementation of strict internal standards that meet or exceed known and anticipated regulatory, industry and customer-driven environmental requirements. These practices include compliance audits and environmental assessments conducted for new and existing properties, engineering support provided to operations staff to minimize wastes and other regulatory impacts, training programs, recycling programs, maintenance of a computer data base, and resources to provide support to operations staff in achieving environmental compliance generally. This global program is directed by a corporate group known as Global Environmental Services, with staff in Harrisburg, London and Singapore. Additionally, product design incorporates environmental considerations to meet customers' needs and environmental concerns. Global Environmental Services coordinates global environmental programs and works closely with other units of the Company to further compliance with the Company's environmental policies. In 1997, the Company received several awards for pollution prevention and energy and material savings.

     The Company is not aware of any material claims against its assets relating to environmental matters, based on current information. The costs to the Company of compliance with known and anticipated legal, regulatory, industry and corporate environmental requirements are not expected to have a material effect on the Company's financial position, results of operations, liquidity and capital resources, or the Company's competitive position. However, the Company faces certain liabilities for investigative and remedial costs as a result of past operations. The Company has been identified as a Potentially Responsible Party at eight National Priorities List ("NPL") sites in the U.S. owned by third parties, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and three "State Superfund" sites. Total costs for these sites are not expected to exceed $5 million.

     The Company also is investigating potential liability at 28 of its current or former facilities. Investigations or remediations are ongoing at these properties as required by government regulations or as part of the Company's property management policy. Based upon current information, expenses for these sites are not expected to exceed $34 million in the aggregate over the next 5 years.

     The Company carefully manages its involvement with these sites to ensure compliance, minimize costs and liabilities, and ensure protection of the environment and the public. Legal action has been commenced by the Company against historical liability insurers to recover for certain past and anticipated future costs in connection with some of these sites.

     The Company believes it has adequate sources of supply and does not expect the cost or availability of raw materials to have a significant overall effect on its total current operations.

     Availability of remittances to the parent Company by its subsidiaries is subject to exchange controls and other restrictions of the various countries in which the subsidiaries are located. Presently, there are no foreign exchange or currency restrictions in the various countries that would significantly affect the remittance of funds to the Company. In view of the significant portion of the Company's customer sales that originate outside of the U.S. (approximately 55%), fluctuations in the exchange value of the U.S. dollar have an impact on sales and earnings.

     Product Development
     -------------------
     The Company is committed to an ongoing program of new product development and a continual expansion of its technical capabilities. This broadening of products and capabilities is made possible through both internal development efforts and external strategic relationships such as acquisitions, minority equity investment positions, joint ventures, alliances, research contracts, teaming arrangements, licensing and the like with dozens of customers, suppliers, consortiums, universities and research institutes. In recent years advanced development centers have been established in Europe and Japan in addition to those already existing in the U.S. In 1997 the Company created a new global technology office and appointed a new Chief Technology Officer. The global technology office works closely with the global business units and competencies and unifies the Company's technology resources, including over 6,000 engineers, scientists and technicians and support personnel.

     Research and development expenditures for the creation and application of new and improved products and processes were $320 million in 1997, $315 million in 1996 and $309 million in 1995. Total spending on research, development and engineering (RD&E) was $579 million, $579 million and $568 million in 1997, 1996 and 1995 respectively, representing 10.1%, 10.6% and 10.9% respectively, of consolidated net sales. This strong financial commitment to reinvestment into technology has resulted in a steady stream of new products, patents and new product sales.

            Cautionary Statements for Purposes of the "Safe Harbor"
            --------------------------------------------------------

     Statements made by AMP Incorporated in written or oral form to various persons, including statements made in filings with the SEC, that are not strictly historical facts are "forward-looking" statements that are based on current expectations about the markets in which the Company does business and assumptions made by management. Such statements should be considered as subject to risks and uncertainties that exist in the Company's operations and business environment and could render actual outcomes and results materially different than predicted. The following includes some, but not all, of the factors or uncertainties that could cause AMP to miss its projections:

* The effects of extreme changes in monetary and fiscal policies, in the U.S. and abroad. This would include extreme currency fluctuations in the Japanese Yen and German Mark, continued strengthening of the U.S. dollar, and unforeseen inflationary pressure.

* The threat of a global economic slowdown in any one, or all, of our market segments.

* Drastic and unforeseen price pressure throughout the business. Currently the most noticeable pressure is in the personal computer industry where OEMs are passing the price pressure through to their suppliers. Similar price pressure can also be seen in the cellular/mobile phone industry.

* Increased difficulties in obtaining a consistent supply of basic materials like copper, gold, or plastic resins at stable pricing levels.

* Unpredictable difficulties or delays in the development of key new product programs, particularly in some of the Company's non-traditional businesses.

* Unforeseen interruptions to AMP markets due to strikes that have regional or multi-industry impacts, such as recent situations in Korea, France and Spain.

*    Rapid escalation of the cost of regulatory compliance and litigation.

* Unpredictable governmental policies and actions including, but not limited to, protectionism, sourcing requirements, confiscation of assets, and reductions in public spending.

* Unforeseen intergovernmental conflicts or actions, including but not limited to, armed conflict and trade wars. For example, the possibility of armed conflict with Iraq, and the conflict between North Korea and South Korea or China and Taiwan could escalate and have a substantial impact on our business in Asia/Pacific.

* During an unforeseen business downturn or a period of less than anticipated growth, underutilization of AMP's factories and plants could have a negative impact on our business.

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

* Unforeseen Year 2000 compliance issues, both within AMP and among our customers and suppliers and in general among the business and governmental communities, could negatively impact our business results.

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


ITEM 2.   PROPERTIES

     The Company has approximately 17.1 million sq. ft. of floor space in 330 facilities located in the United States and 52 other countries. Facilities were enlarged or added in 22 countries in 1997, representing an increase of approximately 1.0 million sq. ft. International construction projects included new production facilities or expansion of existing production facilities in Qingdao, Shanghai and Shunde, China; Esztergom, Hungary; Bangalore, India; and Barcelona and Berga, Spain. In the United States, facilities are being added in South Carolina for greater production capacity in cable and cable assemblies, and operations in Tower City and Williamstown, Pennsylvania will be consolidated in a large manufacturing plant constructed northeast of Harrisburg, Pennsylvania, expected to commence operations in 1998. Also planned for 1998 are continued construction efforts on manufacturing facilities in Qingdao and Shunde, China and expansion of warehousing facilities in Woert, Germany.

     Floor space has increased to 14.6 million sq. ft. in 1995, 16.1 million sq. ft. in 1996 and 17.1 million sq. ft. in 1997. These increases are the result of increased production to support higher sales, efforts to insource work from outside vendors in order to lower cost and improve delivery, and acquisitions. Increases in floor space have been moderated, however, by efforts to consolidate into more efficient integrated production operations, a movement toward a maximization of multi-shift operations where required and feasible and, more recently, a closer regional management of the deployment of manufacturing resources.

     Worldwide, approximately 11.4 million sq. ft. of floor space in 130 plants located in 27 countries is devoted to production operations, and approximately an additional 5.0 million sq. ft. in 102 facilities located in 25 countries is utilized for engineers, scientists, technicians, researchers, office support personnel and warehousing. Major U.S. manufacturing, warehousing and administrative facilities (5,000 sq. ft. or larger) are located in Pennsylvania
(57), North Carolina (24), California (10), Massachusetts (10), Texas (5), Oregon (3), Maryland (2), New Jersey (2), South Carolina (2), Arizona (1), Colorado (1), Delaware (1), Florida (1), Illinois (1), Kentucky (1), Puerto Rico
(1) and Virginia (1). Nearly half of these facilities are manufacturing plants. The Company's operations in the 52 countries other than the U.S. involve 108 major facilities (5,000 sq. ft. or larger) located throughout the world, 59 of which perform manufacturing functions and 34 of which have office/marketing/ engineering/ research functions, and 15 of which perform warehousing functions.

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

     Capital expenditures were $481 million in 1997, down from $592 million in 1996 and $713 million in 1995. Capital expenditures for 1998 are expected to be approximately $600 million. Approximately three quarters of the 1997 capital expenditures were for buildings, machinery and equipment, molds and dies for production of new products, productivity improvements or capacity in new or lower cost markets.

     Typically, the Company does not measure its composite manufacturing capacity utilization because various factors make determining a composite capacity utilization figure unreliable. These factors include the numerous processes employed by the Company to manufacture its products and the nature of the Company's assembly equipment. Much of the assembly equipment is unique to specialized product; accordingly, the utilization of this equipment is lower than the more common processes used by the Company. With increased reliance on seven day, three shift work weeks and as a result of the capital expenditures described above, the Company believes it has adequate capacity to accommodate continued sales growth in existing products and continued development of new products. Individual capacity utilization rates significantly increased in 1997 as compared to the prior year as a result of improving business conditions, the execution of the Company's 1996 Restructuring Plan and the Company's efforts to insource work previously obtained from third party vendors. Higher business volumes, continued insourcing of work and the prioritization of purchases of new equipment should result in further improvement in capacity utilization rates in 1998.


ITEM 3.   LEGAL PROCEEDINGS

     In the opinion of management of the Company, there are no material legal proceedings pending other than ordinary routine litigation incident to the kind of business conducted by the Company, and no such proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the executive officers of the Company and their respective ages as of March 15, 1998 and positions held with the Company. With the exception of Mr. Clark who is appointed by the Chief Executive Officer and President, all executive officers are elected to serve in their current office for one year or until their successors have been duly elected and qualified. All such officers with the exception of Messrs. Lang, Lemaitre, Ripp and Urkiel have been employed by the Company for more than 10 years. Messrs. Marley, Hudson, Goonrey, Gurski and Hassan have been executive officers for more than the past 8 years.

       Name                 Age           Office
       ----                 ---           ------

James E. Marley *.......... 62  Chairman since 1993.

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

William J. Hudson, Jr. *... 63  Chief Executive Officer and President since
                                1993, and a Director.

                                Mr. Hudson was divisional Vice President,
                                Connector and Electronic Products in 1982, divisional Vice President, Far East Operations from 1983 to 1989, Vice President, Far East Operations in 1989, Vice President, Asia/Pacific Operations from 1990 to 1991, and Executive Vice President, International from 1991 to 1993.

Robert Ripp ..............  56  Executive Vice President, Global Businesses
                                since 1998.

                                Mr. Ripp joined the Company in 1994 in the position of Vice President, Finance. He was Vice President and Chief Financial Officer from 1994 to 1998. In 1997 Mr. Ripp also was President, Global Consumer & Industrial Division.

William S. Urkiel.........  52  Vice President and Chief Financial Officer
                                since 1998.

                                Mr. Urkiel joined the Company in 1995 and was Controller from 1995 to 1997, and corporate Vice President, Finance from 1997 to 1998.

Richard P. Clark........... 50  Divisional Vice President, Global Wireless
                                Products Group since 1995.

                                Mr. Clark was Associate Director, Corporate
                                Development from 1989 to 1995, and President and Chief Executive Officer, M/A-COM Incorporated from 1995 to 1997.

Herbert M. Cole............ 61  Vice President and President, Global Terminal
                                and Connector Operations and President, The
                                Americas Region (acting) since 1998.

                                Mr. Cole was divisional Vice President,
                                Communications and Assemblies Group from 1984 to 1987, divisional Vice President, Operations, Automotive/Consumer Business Group from 1987 to 1988, divisional Vice President, Group Director, Integrated Circuit Connector Group from 1988 to 1991, divisional Vice President, Capital Goods Business Group from 1991 to 1994, Vice President, Business Planning, Asia/Pacific from 1994 to 1995, Vice President Asia/Pacific in 1995, and President, Asia Pacific and Vice President from 1995 to 1998.

Thomas J. DiClemente....... 45  President, EMEA (Europe, Middle East, Africa)
                                and Vice President since 1997.

                                Mr. DiClemente was divisional Business Manager from 1986 to 1992, Director, Business & Operations Planning International in 1992, General Manager, AMP Italia from 1992 to 1995, Area Director, EMEA from 1995 to 1996, divisional Vice President, Southern EMEA from 1996 to 1997 and divisional Vice President, EMEA in 1997.

Rudolf Gassner............  62  President, Global Personal Computer Division
                                and Vice President since 1997.

                                Mr. Gassner was divisional Vice President,
                                Informations Systems Division from 1987 to 1991, divisional Vice President, Sales - Capital Goods Business Systems in 1991, divisional Vice President, Capital Goods Business Unit from 1991 to 1996, divisional Vice President and Global Business Executive from 1996 to 1997, and divisional Vice President and President, Global Personal Computer Division in 1997.

Charles W. Goonrey........  61  Vice President and General Legal Counsel since
                                1992.

                                Mr. Goonrey was Assistant Secretary from 1983 to 1986, Assistant Secretary and General Legal Counsel from 1986 to 1989, and divisional Vice President and General Legal Counsel from 1989 to 1992.

Juergen W. Gromer.........  53  President, Global Automotive Division and Vice
                                President since 1997.

                                Mr. Gromer was divisional Vice President,
                                Central Europe and General Manager AMP Germany from 1990 to 1994, divisional Vice President, Central and Eastern Europe and General Manager, AMP Germany from 1994 to 1996, divisional Vice President, Central and Eastern Europe and divisional Vice President Automotive Division Europe, Middle East, Africa (EMEA) from 1996 to 1997 and divisional Vice President and President, Global Automotive Division in 1997.

John E. Gurski............  57  President, Global Operations and Vice President
                                since 1996 and President, Global Value-Added
                                Operations since 1998.

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

Javad K. Hassan...........  57  Vice President, Global Strategy and Development
                                since 1998.

                                Mr. Hassan was divisional Vice President,
                                Technology from 1989 to 1992, Vice President, Technology and Strategic Products in 1992, and Vice President, Global Interconnect Systems Business Group from 1992 to 1995, President, Global Interconnect Systems Businesses and Vice President from 1995 to 1997, and President, Global Communications Businesses and Vice President from 1997 to 1998.

David F. Henschel.........  47  Corporate Secretary and Associate General Legal
                                Counsel since 1993.

                                Mr. Henschel was Associate General Legal Counsel from 1990 to 1993.

John H. Kegel.............  56  Vice President, Asia/Pacific since 1998.

                                Mr. Kegel was divisional Vice President, Systems from 1989 to 1992 and divisional Vice President, Logistics from 1992 to 1997.

Mark E. Lang..............  48  Controller since 1998.

                                Mr. Lang joined the Company in 1994 in the position of Controller, Aerospace Government Systems Sector, a position he held until 1995. He was Controller, Global Interconnect Systems Business Group from 1995 to 1998.

Philippe Lemaitre.........  48  Vice President and Chief Technology Officer
                                since he joined the Company in 1997.

Joseph C. Overbaugh.......  52  Treasurer since 1993.

                                Mr. Overbaugh was Assistant Treasurer from 1987 to 1993.

Nazario Proietto..........  50  President, Global Consumer, Industrial and Power
                                Technology Division since 1998 and Vice
                                President since 1997.

                                Mr. Proietto was General Manager - AMP Italia from 1982 to 1990, divisional Vice President, Southern Europe from 1990 to 1995, divisional Vice President, Marketing - Europe in 1995, divisional Vice President, Power and Utilities from 1995 to 1997, and divisional Vice President and President, AMP Power and Utilities Division from 1997 to 1998.


* Member of the Executive Committee of the Board of Directors.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITYHOLDER MATTERS

     The Company's common stock, no par value, is listed on the New York Stock Exchange and is traded on the New York, Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges under the symbol "AMP". Options in the Company's common stock are traded on the Chicago Exchange. As of March 3, 1998 there were approximately 15,200 holders of record of the Company's common stock. Over 80% of the outstanding shares of the Company's common stock are held by over 500 institutions.

     The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period during the calendar years ended December 31, 1996 and 1997, as reported on the New York Stock Exchange Composite Tape.

                For the Year           Stock Price Range
                ------------           -----------------

          1996 - First Quarter          44 5/8   - 37
               - Second Quarter         46 1/8   - 39 5/8
               - Third Quarter          41 3/8   - 36 5/8
               - Fourth Quarter         39 1/2   - 32 7/8

          1997 - First Quarter          43       - 34 3/8
               - Second Quarter         42 1/2   - 33 7/8
               - Third Quarter          56 9/16  - 42 1/8
               - Fourth Quarter         54 1/8   - 39 1/4

     Annual dividends, which are paid on a quarterly basis, have increased for 44 consecutive years. The compound annual growth rate for the Company's annual dividends for the 5-year period ended December 31, 1997 is approximately 6.5%. Annual dividends on a per share basis were $1.00 in 1996 and $1.04 in 1997. The quarterly dividend increased to $.26 on March 3, 1997 and $.27 on March 2, 1998. If the March 2, 1998 dividend rate continues through 1998, it will result in the 45th consecutive increase in annual dividends.


ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the seven calendar year periods ended December 31, 1997. This summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data provided in Items 7 and 8, respectively, of this Report on Form 10-K. All financial amounts and per share data have been restated to account for the pooling-of-interests with M/A-COM, Inc. on June 30, 1995.

AMP Incorporated and subsidiaries

Historical Data

(Dollars in millions except per      1997<F1>     1996<F1>      1995           1994         1993        1992         1991
        share data)
For the Year <F6>
Net Sales                           $5,745.2      $5,468.0     $5,227.2      $4,369.1     $3,790.5    $3,725.0    $3,486.3
Gross Income                         1,768.6       1,565.3      1,687.5       1,484.9      1,248.7     1,244.2     1,149.3
Selling, General and
     Administrative Expenses         1,022.9         964.6        969.5         824.9        744.1       692.1       661.7
Restructuring and One-time
     (Credits)/Charges <F1>            (21.3)         98.0           --            --           --          --         --
Income from Operations                 767.1         502.7        718.0         660.0        504.6       552.1       487.6
    Operating Margin                    13.4%          9.2%        13.7%         15.1%        13.3%       14.8%       14.0%
Interest Expense                       (31.8)        (31.2)       (36.8)        (29.2)       (28.0)      (39.5)      (47.5)
Other Deductions, net                  (57.3)        (33.2)       (13.4)        (32.0)       (15.4)      (21.9)       (2.2)
Income Before Income Taxes             678.0         438.3        667.7         598.8        461.2       490.7       437.8
    Pretax Margin                       11.8%          8.0%        12.8%         13.7%        12.2%       13.2%       12.6%
Income Taxes                           220.3         151.3        240.4         225.0        176.9       191.4       167.8
     Effective Tax Rate                 32.5%         34.5%        36.0%         37.6%        38.4%       39.0%       38.3%
Income from Continuing Operations      457.6         287.0        427.3         373.8        284.4       299.3       270.0
     Basic EPS <F3><F8>                $2.08         $1.31        $1.97         $1.72        $1.31       $1.38       $1.23
     Diluted EPS <F3><F8>              $2.08         $1.31        $1.96         $1.72        $1.31       $1.38       $1.23
Discontinued Operations                   --            --           --            --           --         3.1        20.9
     Basic and Diluted EPS <F3><F8>       --            --           --            --           --       $0.01       $0.10
Cumulative Effect of Accounting
     Changes <F9>                       15.5            --           --            --         33.1         --          --
     Basic and Diluted EPS <F3><F8>    $0.07            --           --            --        $0.15         --          --
Net Income                             473.1         287.0        427.3         373.8        317.4       302.4       290.8
     Basic EPS <F3><F8>                $2.15         $1.31        $1.97         $1.72        $1.46       $1.39       $1.33
     Diluted EPS <F3><F8>              $2.15         $1.31        $1.96         $1.72        $1.46       $1.39       $1.33
Cash Dividends <F2>                    228.2         218.9        196.5         176.2        167.8       160.4       152.4
     Per Share <F3><F7>                $1.04         $1.00        $0.92         $0.84        $0.80       $0.76       $0.72
Capital Expenditures                   481.3         592.3        713.0         472.6        369.8       329.2       331.1
Depreciation and Amortization          439.0         424.1        361.4         324.5        306.4       315.0       280.8
Total Research, Development,
      and Engineering Expense          578.7         579.3        567.7         477.7        425.4       408.6       385.5

At December 31 <F6>

Working Capital                     $1,204.5        $911.3     $1,011.8      $1,067.4       $937.6      $822.5      $806.7
Property, Plant and Equipment, Net   1,916.0       2,027.6      1,938.3       1,574.7      1,351.8     1,271.6     1,292.8
Total Assets                         4,848.1       4,685.7      4,504.7       4,092.6      3,448.9     3,332.4     3,364.2
    % Return on Assets <F4>              9.6%          6.2%         9.9%          9.9%         8.4%        8.9%        8.1%
Long-Term Debt                         159.7         181.6        212.5         278.8        199.3       112.0       135.4
Total Debt                             624.9         601.0        530.7         461.2        389.7       428.3       473.0
Shareholders' Equity                 2,951.5       2,789.9      2,768.0       2,495.8      2,206.5     2,071.1     2,029.2
    % Return on Shareholders'
    Equity <F4>                         15.9%         10.3%        16.2%         15.9%        13.4%       14.6%       13.8%
Book Value Per Share <F3>             $13.39        $12.70       $12.71        $11.50       $10.19       $9.51       $9.28
Backlog                                944.0         970.0      1,000.0         825.0        707.0       719.0       777.0
Number of Employees                   46,526        44,985       40,800        34,000       30,800      29,500      29,900
Floor Space (sq. ft. in millions)       17.1          16.1         14.6          12.0         11.4        11.0        10.8
Shares Outstanding For EPS Calculations
     <F3><F8> (in millions)
    Basic EPS Calculation              219.8         219.2        217.3         217.0        216.6       217.7       218.7
    Diluted EPS Calculation            220.4         219.6        217.7         217.0        216.6       217.7       218.7
Stock Price/Earnings Ratio,
    High-Low <F5>                      27-17         35-26        23-18         23-17        26-21       25-19       24-17

<F1> Restructuring and one-time charges were recorded in 1996 primarily as a result of the Company's decision to exit certain product lines, manufacturing operations, and investments. These charges were adjusted in 1997. See Note 2 to the Consolidated Financial Statements.
<F2> On January 28, 1998, a regular quarterly dividend of 27 cents per share was declared - an indicated annual rate of $1.08.
<F3> Share data has been adjusted for the 2-for-1 stock split in 1995.
<F4> Computed based on income from continuing operations divided by average total assets or shareholders' equity, as applicable, each year.
<F5> High and low stock price divided by reported income from continuing operations per share for the year.
<F6> For years 1991 to 1994, M/A-COM, Inc.'s fiscal year ended the Saturday closest to September 30th is included with AMP Incorporated's calendar year-end.
<F7> Cash dividends per share were not restated for the pooling-of-interests with M/A-COM, Inc.
<F8> Appropriate per share data has been adjusted for the effects of SFAS No.
     128. See Note 1 to the Consolidated Financial Statements.
<F9> 1997 accounting change represents a change to inventory costing methodology to include manufacturing engineering costs and a change in capacity assumptions used to determine inventory standard costs. See Note 1 to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under "Management's Discussion & Analysis" on pages 26-32 of the Company's 1997 Annual Report to Shareholders is incorporated by reference.

ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearning under "Market Risk and Financial Instruments" on pages 31-32 of the Company's 1997 Annual Report to Shareholders is incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and the related notes thereto, together with the report thereon of Arthur Andersen LLP dated February 13, 1998, appearing on pages 33-51 of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference.


     Financial Statement Schedules are filed under Item 14.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the Executive Officers of the Company, see "Executive Officers of the Registrant" at the end of Part I of this Report. For information with respect to the Directors of the Company, see "Election of Directors" on pages 2-4 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting, which are incorporated by reference.

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

     Based solely on a review of the copies of such forms and amendments thereto received by the Corporation, or written representations from the Corporation's officers and directors that no Forms 5 were required to be filed, the Corporation believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met with the exception of Richard P. Clark, for whom inadvertently 153 shares held by one son rather than two sons were reported in a Form 3 as beneficially owned, and Juergen W. Gromer, for whom an exercise of stock options was incorrectly reported as a "same day sale" rather than a "cashless for stock" exercise whereby his holdings were increased by a net of 4,299 shares. Late or amended filings were made promptly upon discovery of the oversight.


ITEM 11.  EXECUTIVE COMPENSATION

     Pages 6-19 and pages 26-27 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting are hereby incorporated by reference. These pages set forth information on: i) compensation for directors; ii) benefit and retirement oriented plans for directors; iii) Board of Directors committees and meetings; iv) compensation for named executive officers; v) option/SAR grants in 1997; vi) options/SAR exercises in 1997 and fiscal year-end values; vii) executive officers' retirement benefits; viii) termination of employment and change of control arrangements; and ix) certain other relationships and related transactions.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Pages 5-6 and pages 19-20 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting are incorporated by reference as to security ownership of executive officers and directors.

     Page 27 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting is incorporated by reference as to principal shareholders beneficially owning more than 5% of the outstanding Common Stock of the Company as of March 3, 1998.

     There are no arrangements known to the Company that may at a subsequent date result in a change in control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Footnote (3) on page 7 and the section on page 27 entitled "Certain Relationships and Related Transactions" of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting are incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of the Form 10-K Report

1. Consolidated Statements of Income, Shareholders' Equity, and Cash Flows, for the years ended December 31, 1997, 1996 and 1995; Consolidated Balance Sheets as of December 31, 1997 and 1996; the accompanying Notes to Consolidated Financial Statements; and the Report of Independent Public Accountants thereon, on pages 33-51 of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference.

     Statements of the Registrant - Separate financial statements are omitted for AMP Incorporated since it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned and their restricted net assets are not material in relation to total consolidated net assets at December 31, 1997.

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

3.  EXHIBITS:

  Exhibit
  Number                        Description
  -------                      -------------

   3.(i) - Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii)   - Bylaws of the Company, as amended January 28, 1998

   4.A - Shareholder Rights Plan adopted by the Company's Board of Directors October 25, 1989 (incorporated by reference to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B - Amendment Rights Agreement between the Company and Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992

   4.C    - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

 10.A* - AMP Incorporated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

 10.B* - Amendment to the AMP Incorporated Stock Option Plan for Outside Directors dated October 26, 1996 (incorporated by reference to
            Exhibit 10.B of the Report on Form 10-K for the year ended December 31, 1996)

 10.C* - Second Amendment to the AMP Incorporated Stock Option Plan for Outside Directors effective July 22, 1997 (incorporated by reference to Exhibit 10.E of the Report on Form 10-Q for the quarter ended September 30, 1997)

 10.D* - Executive Severance Agreements dated August 8, 1996 between the Company and certain of the Company's Executive Officers with amended Schedule A listing the Executive Officers and noting differences between the agreements entered with the Executive Officers (see also the section entitled "Termination of Employment and Change of Control Arrangements" on Page 26 of the Proxy Statement for the
            AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report)

  10.E*     - AMP Incorporated Bonus Plan (Stock Plus Cash) (see also footnote
            (1) on Pages 15-16 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report)

  10.F*   - AMP Incorporated Pension Restoration Plan (January 1, 1995
            Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended March 31,
            1995)

  10.G* - Amendment to the AMP Incorporated Pension Restoration Plan dated as of July 23, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.H* - Third Amendment to the AMP Incorporated Pension Restoration Plan dated August 6, 1997 (incorporated by reference to Exhibit 10.L of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.I* - Executive life insurance plan - AMP Incorporated Split-Dollar Life Insurance Plan effective October 1990, including the First Amendment dated and effective March 1, 1995 (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1996)

  10.J* - Second Amendment to the Split-Dollar Life Insurance Agreement in the form dated October 1990, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.J of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.K* - Executive split-dollar life insurance agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.L* - First Amendment to the Split-Dollar Life Insurance Agreement in the form dated January 1995, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.I of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.M* - AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.N* - Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees dated October 26, 1996 (incorporated by reference to Exhibit 10.J of the Report on Form 10-K for the year ended December 31, 1996)

  10.O* - Fourth Amendment to the AMP Incorporated Deferred Compensation Plan for select management and highly compensated employees effective July 22, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.P* - Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees effective as of January 1, 1998

  10.Q* - Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.R* - Amendment to the AMP Incorporated Deferred Compensation Plan for Non-Employee Directors dated October 26, 1996 (incorporated by reference to Exhibit 10.L of the Report on Form 10-K for the year ended December 31, 1996)

  10.S* - Second Amendment to the Deferred Compensation Plan for Non-Employee Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.F of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.T* - Retirement plan for outside directors (October 23, 1996 Restatement) (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting)(incorporated by reference to Exhibit 10.M of the Report on Form 10-K for the year ended December 31, 1996)

  10.U* - First Amendment to the Retirement Plan for Outside Directors effective as of July 22, 1997 (incorporated by reference to the Exhibit 10.H of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.V* - Outside Directors Deferred Stock Accumulation Plan (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.K of the Report on Form 10-K for the year ended December 31, 1995)

  10.W* - Amendment to the Outside Directors Deferred Stock Accumulation Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.O of the Report on Form 10-K for the year ended December 31,
            1996)

  10.X* - Second Amendment to the Deferred Stock Accumulation Plan for Outside Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.G of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.Y* - Management Incentive Plan (January 1, 1996 Restatement) (see also column (d) of the Summary Compensation Table on Page 11 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10 of the Report on Form
            10-Q for the quarter ended March 31, 1996)

  10.Z* - Director and officer indemnification agreements dated October 22, 1996 (incorporated by reference to Exhibit 10.S of the Report on Form 10-K for the year ended December 31, 1996)

  10.AA* - AMP Incorporated 1993 Long-Term Equity Incentive Plan (see also footnote (1) on Page 13-14 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.BB* - Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.U of the Report on Form 10-K for the year ended December 31,
            1996)

  10.CC* - Second Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of July 22, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.DD* - Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of October 22, 1997

  10.EE* - AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus Agreement (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.FF* - AMP Incorporated Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.GG* - AMP Incorporated Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.HH* - AMP Incorporated Performance Restricted Share Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.II* - Employment agreement between the Company and Mr. Phillipe Lemaitre dated February 19, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.JJ - AMP Incorporated Supplemental Benefit Trust Agreement entered into as of April 1, 1997 between the Company and Dauphin Deposit Bank and Trust Company (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.KK - First Amendment to the Supplemental Benefit Trust Agreement effective September 25, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30,
            1997)

  10.LL* - AMP Incorporated Supplemental Executive Pension Plan dated June 9, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.MM* - First Amendment to the AMP Incorporated Supplemental Executive Pension Plan effective July 22, 1997 (incorporated by reference to
            Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.NN* - Restricted stock agreement between the Company and Mr. Robert Ripp dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31,
            1994)

   13 - Portions of the Annual Report to Shareholders for the year ended December 31, 1997 that are specifically incorporated by reference into this Report

   21     - List of Subsidiaries

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

(b)   Reports on Form 8-K

      There were no Reports on Form 8-K filed for the three month period ended December 31, 1997.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of March 1998.

                                   AMP Incorporated
                                   (Registrant)

                                   /s/  William S. Urkiel
                                By______________________________
                                   William S. Urkiel,
                                   Vice President and
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

     Signature                Title                        Date

/s/  J. E. Marley
____________________  Chairman                         March 27, 1998
(J. E. Marley)

/s/  W. J. Hudson
____________________  Chief Executive Officer and      March 27, 1998
(W. J. Hudson)        President and a Director
                      (Principal Executive Officer)

/s/ W. S. Urkiel
____________________  Vice President and               March 27, 1998
(W. S. Urkiel)        Chief Financial Officer
                      (Principal Financial Officer)

/s/  M. E. Lang
____________________  Controller                       March 27, 1998
(M. E. Lang)


____________________  Director                         March 27, 1998
(D. F. Baker)

/s/ Ralph D. DeNunzio
____________________  Director                         March 27, 1998
(R. D. DeNunzio)


/s/  B. H. Franklin
____________________  Director                         March 27, 1998
(B. H. Franklin)

/s/  J. M. Hixon
____________________  Director                         March 27, 1998
(J. M. Hixon)

/s/  J. M. Magliochetti
____________________  Director                         March 27, 1998
(J. M. Magliochetti)

/s/ H. A. McInnes
____________________  Director                         March 27, 1998
(H. A. McInnes)

/s/ J. J. Meyer
____________________  Director                         March 27, 1998
(J. J. Meyer)


____________________  Director                         March 27, 1998
(J. C. Morley)

/s/ P. G. Schloemer
____________________  Director                         March 27, 1998
(P. G. Schloemer)

/s/  T. Shiina
____________________  Director                         March 27, 1998
(T. Shiina)

                               AMP INCORPORATED & SUBSIDIARIES

Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Balance at    Additions     Deductions                         Balance at
                                   Beginning     Charged to    from              Translation      End
Description                        of Year       Expense       Reserves<F1>      Adjustments      of Year
-----------                       -----------    ----------     ------------     -----------      -----------
RESERVE DEDUCTED IN THE
BALANCE SHEET FROM THE
ASSET TO WHICH IT APPLIES:
  Reserve for doubtful accounts--

  Year ended December 31, 1997    $27,872,000   $ 6,483,000     $(3,708,000)     $(1,968,000)      $28,679,000
  Year ended December 31, 1996    $24,539,000   $10,352,000     $(6,172,000)     $  (847,000)      $27,872,000
  Year ended December 31, 1995    $22,701,000    $6,549,000     $(5,063,000)     $   352,000       $24,539,000
----------

<F1>  Uncollectible accounts charged against the reserve, net of recoveries.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To AMP Incorporated:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in AMP Incorporated's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14-2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, PA
  February 13, 1998

                                     /s/ Arthur Andersen LLP
                                   ----------------------------
                                       Arthur Andersen LLP


APPENDIX

             10-K Report for Year Ended December 31, 1997

1) Part III, Item 10, Directors and Executive Officers of the Registrant. Page 2 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting includes portrait photographs of the following directors and nominees for director: Ralph D. DeNunzio and Barbara Hackman Franklin. Page 3 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Joseph M. Hixon III; William J. Hudson, Jr.; Joseph M. Magliochetti, James E. Marley and Harold A. McInnes. Page 4 of said Proxy Statement includes portrait photographs of the following directors and nominees for director: Jerome J. Meyer; John C. Morley; Paul G. Schloemer; and Takeo Shiina.

                      EXHIBIT INDEX
  Exhibit
  Number                        Description
  -------                      -------------

   3.(i) - Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii)   - Bylaws of the Company, as amended January 28, 1998

   4.A - Shareholder Rights Plan adopted by the Company's Board of Directors October 25, 1989 (incorporated by reference to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B - Amendment Rights Agreement between the Company and Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992

   4.C    - Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

 10.A* - AMP Incorporated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

 10.B* - Amendment to the AMP Incorporated Stock Option Plan for Outside Directors dated October 26, 1996 (incorporated by reference to
            Exhibit 10.B of the Report on Form 10-K for the year ended December 31, 1996)

 10.C* - Second Amendment to the AMP Incorporated Stock Option Plan for Outside Directors effective July 22, 1997 (incorporated by reference to Exhibit 10.E of the Report on Form 10-Q for the quarter ended September 30, 1997)

 10.D* - Executive Severance Agreements dated August 8, 1996 between the Company and certain of the Company's Executive Officers with amended Schedule A listing the Executive Officers and noting differences between the agreements entered with the Executive Officers (see also the section entitled "Termination of Employment and Change of Control Arrangements" on Page 26 of the Proxy Statement for the
            AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report)

  10.E*     - AMP Incorporated Bonus Plan (Stock Plus Cash) (see also footnote
            (1) on Pages 15-16 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under
            Item 11, Part III of this Report)

  10.F*   - AMP Incorporated Pension Restoration Plan (January 1, 1995
            Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended March 31,
            1995)

  10.G* - Amendment to the AMP Incorporated Pension Restoration Plan dated as of July 23, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.H* - Third Amendment to the AMP Incorporated Pension Restoration Plan dated August 6, 1997 (incorporated by reference to Exhibit 10.L of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.I* - Executive life insurance plan - AMP Incorporated Split-Dollar Life Insurance Plan effective October 1990, including the First Amendment dated and effective March 1, 1995 (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1996)

  10.J* - Second Amendment to the Split-Dollar Life Insurance Agreement in the form dated October 1990, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.J of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.K* - Executive split-dollar life insurance agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.L* - First Amendment to the Split-Dollar Life Insurance Agreement in the form dated January 1995, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.I of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.M* - AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.N* - Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees dated October 26, 1996 (incorporated by reference to Exhibit 10.J of the Report on Form 10-K for the year ended December 31, 1996)

  10.O* - Fourth Amendment to the AMP Incorporated Deferred Compensation Plan for select management and highly compensated employees effective July 22, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.P* - Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees effective as of January 1, 1998

  10.Q* - Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.R* - Amendment to the AMP Incorporated Deferred Compensation Plan for Non-Employee Directors dated October 26, 1996 (incorporated by reference to Exhibit 10.L of the Report on Form 10-K for the year ended December 31, 1996)

  10.S* - Second Amendment to the Deferred Compensation Plan for Non-Employee Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.F of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.T* - Retirement plan for outside directors (October 23, 1996 Restatement) (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting)(incorporated by reference to Exhibit 10.M of the Report on Form 10-K for the year ended December 31, 1996)

  10.U* - First Amendment to the Retirement Plan for Outside Directors effective as of July 22, 1997 (incorporated by reference to the Exhibit 10.H of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.V* - Outside Directors Deferred Stock Accumulation Plan (see also the section entitled "Retirement" on Pages 8-9 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.K of the Report on Form 10-K for the year ended December 31, 1995)

  10.W* - Amendment to the Outside Directors Deferred Stock Accumulation Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.O of the Report on Form 10-K for the year ended December 31,
            1996)

  10.X* - Second Amendment to the Deferred Stock Accumulation Plan for Outside Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.G of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.Y* - Management Incentive Plan (January 1, 1996 Restatement) (see also column (d) of the Summary Compensation Table on Page 11 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10 of the Report on Form
            10-Q for the quarter ended March 31, 1996)

  10.Z* - Director and officer indemnification agreements dated October 22, 1996 (incorporated by reference to Exhibit 10.S of the Report on Form 10-K for the year ended December 31, 1996)

  10.AA* - AMP Incorporated 1993 Long-Term Equity Incentive Plan (see also footnote (1) on Page 13-14 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.BB* - Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.U of the Report on Form 10-K for the year ended December 31,
            1996)

  10.CC* - Second Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of July 22, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.DD* - Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of October 22, 1997

  10.EE* - AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus Agreement (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.FF* - AMP Incorporated Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.GG* - AMP Incorporated Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30, 1993)

  10.HH* - AMP Incorporated Performance Restricted Share Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.II* - Employment agreement between the Company and Mr. Phillipe Lemaitre dated February 19, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.JJ - AMP Incorporated Supplemental Benefit Trust Agreement entered into as of April 1, 1997 between the Company and Dauphin Deposit Bank and Trust Company (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.KK - First Amendment to the Supplemental Benefit Trust Agreement effective September 25, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30,
            1997)

  10.LL* - AMP Incorporated Supplemental Executive Pension Plan dated June 9, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.MM* - First Amendment to the AMP Incorporated Supplemental Executive Pension Plan effective July 22, 1997 (incorporated by reference to
            Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.NN* - Restricted stock agreement between the Company and Mr. Robert Ripp dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31,
            1994)

   13 - Portions of the Annual Report to Shareholders for the year ended December 31, 1997 that are specifically incorporated by reference into this Report

   21     - List of Subsidiaries

   23     - Consent of Independent Public Accountants

   27     - Financial Data Schedule