Form 10-Q
period 1998-06-30
AMP INC
filed 1998-07-31
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                       OR

          [  ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For the transition period from _________ to _________

                        ********************************

                            Commission File No. 1-4235


                                AMP INCORPORATED
               (Exact Name of Registrant as Specified in Charter)

                        ********************************

      Commonwealth of Pennsylvania                         23-0332575
(State or Other Jurisdiction of Incorporation    IRS Employer Identification No.
         or Organization)

    Harrisburg, Pennsylvania                                   17105-3608
(Address of Principal Executive Offices)                       (Zip Code)

        Registrant's Telephone Number, Including Area Code (717) 574-0100

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

The number of shares of AMP Common Stock (without Par Value) outstanding at July 27, 1998 was 218,601,033 (excluding shares held in the treasury of the Corporation, all of which are issued but not outstanding and are not entitled to vote).

                                                    Includes an Exhibit Index.

                         AMP Incorporated & Subsidiaries

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the six months ended June 30, 1998 and 1997, the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997, and the Consolidated Balance Sheets at June 30, 1998 and December 31, 1997, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

           AMP Incorporated & Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                       (dollars in thousands,
                                       except per share data)

                                       For the Three Months
                                          Ended June 30,

                                         1998           1997
                                     -----------    -----------
Net Sales ....................       $ 1,352,762    $ 1,468,005
Cost of Sales (See Note 2)....           978,184        995,617
                                     -----------    -----------
    Gross income .............           374,578        472,388
Selling, General and
 Administrative Expenses
     (See Note 2).............           284,157        283,105
                                     -----------    -----------
    Income from operations ...            90,421        189,283
Interest Expense .............            (7,078)        (8,964)
Other Deductions, net
    (See Note 3) .............            (2,160)       (21,366)
                                     -----------    -----------
    Income before income taxes            81,183        158,953
Income Taxes .................            26,386         51,660
                                     -----------    -----------
Net Income ...................       $    54,797    $   107,293
                                     ===========    ===========
Per Share Amounts:
    Basic and Diluted Earnings
      Per Share ..............              $.25           $.49
    Cash Dividends............              $.27           $.26
                                     ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

           AMP Incorporated & Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                       (dollars in thousands,
                                       except per share data)

                                         For the Six Months
                                            Ended June 30,

                                        1998            1997
                                    -----------     -----------
Net Sales ....................      $ 2,747,651     $ 2,860,872
Cost of Sales (See Note 2)....        1,937,155       1,966,580
                                    -----------     -----------
    Gross income .............          810,496         894,292
Selling, General and
 Administrative Expenses
    (See Note 2)..............          560,036         544,340
                                    -----------     -----------
    Income from operations ...          250,460         349,952
Interest Expense .............          (14,976)        (17,062)
Other Deductions, net
    (See Note 3) .............           (2,336)        (23,823)
                                    -----------     -----------
    Income before income taxes          233,148         309,067
Income Taxes .................           75,775         100,446
                                    -----------     -----------
Net Income before cumulative
 effect of accounting changes       $   157,373     $   208,621

Cumulative effect of accounting
 changes, net of income taxes
 (See Note 2).................              --           15,450
                                    -----------     -----------
Net Income ...................      $   157,373     $   224,071
                                    ===========     ===========

Per Share Amounts:

   Basic and Diluted Earnings
     Per Share -

      Net income before cumulative
      effect of accounting changes        $0.72           $0.95

      Cumulative effect of accounting
      changes ..................            --            $0.07
                                    -----------     -----------

      Net income................          $0.72           $1.02
                                    ===========     ===========
   Cash Dividends...............          $0.54           $0.52
                                    ===========     ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                         AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                        For the Six Months
                                                           Ended June 30,

                                                         1998          1997
                                                      ---------     ---------
Cash and Cash Equivalents at January 1 ...............$ 350,320     $ 223,779

Operating Activities:
      Net Income .....................................  157,373       224,071
      Noncash adjustments -
         Depreciation and amortization ...............  207,675       220,059
         Cumulative effect of accounting changes
           (See Note 2)...............................      --        (22,889)
         Changes in operating assets and liabilities . (124,449)      (72,621)
      Other, net .....................................    7,932        13,417
                                                      ---------     ---------
         Cash provided by operating activities .......  248,531       362,037
                                                      =========     =========

Investing Activities:
      Additions to property, plant and equipment ..... (246,338)     (230,234)
      Other, net .....................................   18,520        27,603
                                                      ---------     ---------
         Cash used for investing activities .......... (227,818)     (202,631)
                                                      ---------     ---------
Financing Activities:
      Changes in short-term debt .....................     (662)       17,119
      Proceeds from long-term debt ...................   50,497        35,355
      Repayments of long-term debt ...................  (29,362)      (35,221)
      Purchases of treasury stock ....................  (45,519)         (981)
      Dividends paid ................................. (118,370)     (113,998)
                                                      ---------     ---------
         Cash used for financing activities .......... (143,416)      (97,726)
                                                      ---------     ---------
Effect of Exchange Rate Changes on Cash ..............   (6,174)       (1,411)
                                                      ---------     ---------
Cash and Cash Equivalents at June 30 .................$ 221,443     $ 284,048
                                                      =========     =========

Changes in Operating Assets and Liabilities:
      Receivables ....................................    5,974      (118,296)
      Inventories ....................................   (4,562)      (28,814)
      Other current assets ...........................   (1,797)      (10,223)
      Payables, trade and other ......................  (72,147)       (2,392)
      Accrued payrolls and employee benefits .........   17,384        33,197
      Other accrued liabilities ......................  (69,301)       53,907
                                                      ---------     ---------
                                                       (124,449)      (72,621)
                                                      =========     =========

Interest paid during the periods was approximately equal to amounts charged to expense.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


               AMP Incorporated & Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                         (dollars in thousands)

                                         June 30,   December 31,
                                           1998         1997
                                        ----------   ----------
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents .........   $  221,443   $  350,320
  Securities available for sale .....       80,618       79,350
  Receivables .......................    1,013,370    1,051,422
  Inventories
    Finished goods and work in
      process .......................      504,760      491,688
    Purchased and manufactured parts.      280,556      314,375
    Raw materials....................      112,708      102,156
                                        ----------   ----------
    Total inventories................      898,024      908,219
  Other Current Assets ..............      262,384      260,489
                                        ----------   ----------
      Total current assets ..........    2,475,839    2,649,800
                                        ----------   ----------
Property, Plant and Equipment .......    4,686,214    4,627,419
  Less - Accumulated depreciation ...    2,788,746    2,711,434
                                        ----------   ----------
      Property, plant and equipment,
       net ..........................    1,897,468    1,915,985
                                        ----------   ----------
Investments and Other Assets ........      296,333      282,318
                                        ----------   ----------
TOTAL ASSETS ........................   $4,669,640   $4,848,103
                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ...................   $  442,793   $  465,233
  Payables, trade and other .........      397,057      487,863
  Accrued liabilities ...............      466,550      492,200
                                        ----------   ----------
      Total current liabilities......    1,306,400    1,445,296
Long-Term Debt ......................      168,010      159,695
Other Liabilities and
  Deferred Credits ..................      296,748      291,577
                                        ----------   ----------
      Total liabilities .............    1,771,158    1,896,568
Shareholders' Equity ................    2,898,482    2,951,535
                                        ----------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,669,640   $4,848,103
                                        ==========   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           (June 30, 1998, Unaudited)

 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report and Form 10-K.

     The information furnished reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

     The following table presents a reconciliation of the shares used to calculate earnings per share as well as per share amounts:



                             For the Three Months Ended June 30,              For the Six Months Ended June 30,
---------------------------------------------------------------------   ---------------------------------------------
                                 1998               1997                          1998                    1997
---------------------------------------------------------------------   ---------------------------------------------
                            Shares      EPS       Shares        EPS        Shares        EPS       Shares        EPS

Basic Calculation        219,189,167   $0.25    219,622,835    $0.49    219,400,081    $0.72    219,611,371    $1.02

Dilutive Securities -
   Primarily Options         339,913                256,858                 378,160                 282,277
---------------------------------------------------------------------   --------------------------------------------
Diluted Calculation      219,529,080   $0.25    219,879,693    $0.49    219,778,241    $0.72    219,893,648    $1.02
=====================================================================   ============================================

2.   ACCOUNTING CHANGES

     Effective January 1, 1998, AMP Incorporated, the United States parent company, consolidated the majority of its operating divisions and reorganized into functional organizations, including manufacturing, materials management, engineering, and finance. As a result of this change, certain manufacturing administrative functions are now included in general and administrative expenses, a classification that is consistent with the Company's subsidiaries. The prior period amounts have been reclassified to provide for consistent data comparisons.

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). For interim periods, SFAS No. 130 permits footnote presentation of a description of the impact of SFAS No. 130 on the Company, total comprehensive income, any material components of total comprehensive income for the periods presented, and cumulative other comprehensive income. Under SFAS No. 130, comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company's non-owner changes in equity include: unrealized holding gains/(losses) on securities classified as available-for-sale under FASB Statement No. 115 and foreign currency translation adjustments accounted for under FASB Statement No. 52. The adoption of SFAS No. 130 involves new disclosure requirements only and did not impact the reported financial position or results of operations.

     Total comprehensive income and its components are as follows:

                                          For the Three Months Ended:        For the Six Months Ended:
                                         ----------------------------      -----------------------------
                                         June 30, 1998  June 30, 1997      June 30, 1998   June 30, 1997
                                         ----------------------------      -----------------------------
Net income                                  $54,797       $107,293            $157,373        $224,071
Unrealized losses on securities              (5,563)          (195)             (1,813)         (4,018)
Cumulative translation adjustment           (13,155)         9,494             (49,837)        (46,838)
                                         ----------------------------      -----------------------------
Total comprehensive income                  $36,079       $116,592            $105,723        $173,215
                                         ============================      =============================

     Cumulative other comprehensive (loss)/income was ($24,944) and $26,706 at June 30, 1998 and December 31, 1997, respectively.

     During the first quarter of 1997, the Company made two changes to the accounting practices used to develop its inventory costs. The first change was made to standardize globally the definition of capacity used to determine volume assumptions for overhead rates. The new definition more properly reflects the Company's objectives for plant and equipment utilization and provides for consistent measurements of AMP facilities.

     In an effort to provide increased focus on engineering efforts for both product development and manufacturing cost reductions, the Company also changed its inventory costing methodology to include manufacturing engineering costs in inventory costs. Previously, these costs were expensed in the period incurred and included in Cost of Sales on the Consolidated Statement of Income.

     The net benefit of the preceding changes in accounting for inventory of $15.5 million, or $.07 per share, was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income for the six months ended June 30, 1997.

3.   IMT/CONNECTWARE LITIGATION

     In the second quarter of 1997, the Company recorded a litigation reserve of $17.7 million pretax ($0.05 per share) through Other Deductions, net, in connection with the IMT/Connectware arbitration decision of July 1, 1997. This litigation was settled on September 12, 1997 and resulted in a payment to IMT in the third quarter of 1997.

4.   SUBSEQUENT EVENTS

     The Company announced, on June 26, 1998, a voluntary early retirement program to approximately 2,200 U.S. employees who are at least 55 years of age and have ten years of service. The enrollment period is in effect from July 6, 1998 through August 15, 1998. The specific financial impact of the early retirement program will be recorded as a restructuring charge in the third quarter when the Company is able to estimate the cost of the program based upon those who elected to enroll. This program involves relatively little immediate cash outlay by the Company since it is primarily funded by an existing defined benefit pension plan.

     The Company also announced, in July 1998, several additional actions that will take place over the remainder of 1998. These actions include reduction of staff support functions by approximately 3,500 employees worldwide, outsourcing of selected support functions, plant consolidations, certain divestitures of product lines, and sales initiatives. The product line divestitures are not material to the related charges to be taken.

     The reduction of staff support functions will be through a combination of the previously announced early retirement program, attrition, and the involuntary separation of employees. Examinations of the Company's primary business processes for streamlining continue and will result in the identification of the specific positions to be eliminated or outsourced.

     A restructuring charge for plant consolidations will also be recorded in the third quarter related to the Company's globalization of its Terminal and Connector manufacturing operations. Key elements of the globalization plan are the transfer of manufacturing to the regions where the product is sold and/or where costs are lowest, and the consolidation of plants into larger scale, integrated facilities. The execution of this plan will extend beyond 1998.

     The sales initiatives include a change in the Company's business practices with certain distributors, the simplification of product pricing, 24-hour customer service, guaranteed 24-hour shipment of selected parts, and the establishment of customer support teams and large account enterprise agreements. These changes are being made to make the Company more competitive and responsive to customers.

     Currently, revenues are recognized upon shipments to distributors in accordance with contractual terms. The Company has announced a new program to qualifying distributors whereby most inventory will be owned by the Company and managed in an integrated fashion, regardless of the channel through which it is sold. The Company will maintain ownership of inventory at certain distributor sites and record revenue at the time the product is shipped to the distributor's customer. Upon initial implementation, there will be a reduction in sales for the transfer of the inventory from the distributors to the Company. Both the sales reduction and the associated charge to profit will be recorded in the second half of 1998 as the distributors accept and qualify for these new terms. In addition, a cash outlay for the amount of the inventory return offset by any amounts due to the Company may be required.

     As a result of the above actions, special charges of approximately $200 million to $250 million are expected to be recorded by the Company in the second half of the year, with most charges anticipated in the third quarter. The cash impact of the special charges is currently estimated at $100 million to $130 million. As a significant portion of these charges and the related cash impact is associated with the reduction of indirect headcount, these estimates could vary significantly depending on the number of individuals terminating under the early retirement program or involuntary separation. The expected future annualized benefit to operating income as a result of these actions is approximately $200 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the second quarter of 1998 were $1.353 billion, down 7.9% in U.S. dollars and 4.5% in local currencies from the $1.468 billion in the corresponding prior year quarter. For the six months ended June 30, 1998, net sales were $2.748 billion, representing a decrease of 4.0% in U.S. dollars from the $2.861 billion for the six months ended June 30, 1997. On a local currency basis, sales for the six months ended June 30, 1997, were essentially flat with the comparable prior year period. The continued strength of the U.S. dollar reduced sales by approximately $50 million in the quarter and $108 million for the six months ended June 30, 1998.

     Bookings for the second quarter were $1.306 billion, down 8.4% from first quarter bookings of $1.426 billion. The Company's order backlog stood at $921 million at June 30, 1998, representing a $49 million, or 5.1% decrease from March 31, 1998.

     Sales in the Americas Region, approximately 49% of total sales, were down 8.9% for the quarter ended June 30, 1998 as compared to the corresponding prior year quarter. U.S. net sales decreased 9.7%, while Canada, Mexico, and Argentina also saw a decrease in sales from the comparable prior year quarter. Local currency sales in Brazil saw double digit growth over the second quarter of 1997. For the six months ending June 30, 1998, net sales were down 5.1% from the comparable prior year period. This downturn was driven by weakness in the Communications and Personal Computer industries.

     Asia/Pacific sales, approximately 18% of total sales, were down 7.1% in local currencies and 17.3% in U.S. dollars for the quarter ended June 30, 1998 as compared to the corresponding prior year quarter. For the six months ending June 30, 1998, net sales were down 2.7% in local currencies and 11.5% in U.S. dollars from the comparable prior year period. Sales in Japan were down 9.8% in local currency and 20.7% in U.S. dollars from the comparable prior year quarter and 7.3% in local currency and 14.9% in U.S. dollars from the six months ended June 30, 1997. Weakening sales throughout the Asia/Pacific region, primarily caused by the economic slowdown in Japan and throughout the region, has had a negative impact on the Communications, Motor Vehicles, and the Consumer, Industrial, and Power industries, while sales in the Personal Computer industry were up slightly.

     Europe, Middle East and Africa sales, approximately 33% of total sales, increased 3.6% in local currencies, but were flat in U.S. dollars for the quarter ended June 30, 1998 as compared to the corresponding prior year quarter. Growth was steady in Germany, France, and Spain, while down in Great Britain and Italy. For the six months ending June 30, 1998, net sales increased 8.5% in local currencies and 2.7% in U.S. dollars from the comparable prior year period. Growth was led primarily by the Motor Vehicles and Consumer, Industrial, and Power industries, while the Personal Computer and Communications industries weakened further.

     Gross income decreased to 27.7% of net sales for the quarter ended June 30, 1998, from 32.2% in the year-earlier quarter. The primary driver of this decrease was increased volume variances associated with significantly lower levels of production resulting from less demand and the use of inventory on hand for order fulfillments. For the six months ending June 30, 1998, gross income decreased to 29.5% of net sales from 31.3% in the comparable prior year period.

     Selling, general and administrative expenses (S,G&A) increased to 21.0% of net sales for the quarter ended June 30, 1998 from 19.3% in the year earlier quarter. The increase is primarily due to the lower level of sales in the second quarter of 1998 as expenses are flat in reported dollars and up approximately 3% in local currencies. For the six months ending June 30, 1998, S,G&A increased 6% in local currencies to 20.4% of net sales from 19.0% in the comparable prior year period due to flat sales.

     Net income for the second quarter of 1998 was $54.8 million, down $52.5 million from $107.3 million in the year-earlier quarter. Basic and diluted earnings per share were $0.25, down 49.0% compared to $0.49 in the second quarter 1997. Earnings per share in the second quarter of 1997 were negatively impacted by a $17.7 million pretax charge ($0.05 per share) for a litigation reserve recorded in Other Deductions, net.

     Capital expenditures for the second quarter 1998 were $ 139.2 million, up 27.4% from $109.3 million in the prior year quarter. For the six months ending June 30, 1998, capital expenditures were $246.3 million, up 7.0% from $230.2 million in the comparable prior year period. Although capital expenditures have increased over 1997 levels, the Company continues to focus on improving existing asset utilization and productivity.

     MANAGEMENT ACTIONS

     In order to position the Company to achieve its strategic financial objectives and in light of recent business performance, management announced several actions to provide sales growth and reduce infrastructure costs.

     The Company announced, on June 26, 1998, a voluntary early retirement program to approximately 2,200 U.S. employees who are at least 55 years of age and have ten years of service. The enrollment period is in effect from July 6, 1998 through August 15, 1998. The specific financial impact of the early retirement program will be recorded as a restructuring charge in the third quarter when the Company is able to estimate the cost of the program based upon those who elected to enroll. This program involves relatively little immediate cash outlay by the Company since it is primarily funded by an existing defined benefit pension plan.

     The Company also announced, in July 1998, several additional actions that will take place over the remainder of 1998. These actions include reduction of staff support functions by approximately 3,500 employees worldwide, outsourcing of selected support functions, plant consolidations, certain divestitures of product lines, and sales initiatives. The product line divestitures are not material to the related charges to be taken.

     The reduction of staff support functions will be through a combination of the previously announced early retirement program, attrition, and the involuntary separation of employees. Examinations of the Company's primary business processes for streamlining continue and will result in the identification of the specific positions to be eliminated or outsourced.

     A restructuring charge for plant consolidations will also be recorded in the third quarter related to the Company's globalization of its Terminal and Connector manufacturing operations. Key elements of the globalization plan are the transfer of manufacturing to the regions where the product is sold and/or where costs are lowest, and the consolidation of plants into larger scale, integrated facilities. The execution of this plan will extend beyond 1998.

     The sales initiatives include a change in the Company's business practices with certain distributors, the simplification of product pricing, 24-hour customer service, guaranteed 24-hour shipment of selected parts, and the establishment of customer support teams and large account enterprise agreements. These changes are being made to make the Company more competitive and responsive to customers.

     Currently, revenues are recognized upon shipments to distributors in accordance with contractual terms. The Company has announced a new program to qualifying distributors whereby most inventory will be owned by the Company and managed in an integrated fashion, regardless of the channel through which it is sold. The Company will maintain ownership of inventory at certain distributor sites and record revenue at the time the product is shipped to the distributor's customer. Upon initial implementation, there will be a reduction in sales for the transfer of the inventory from the distributors to the Company. Both the sales reduction and the associated charge to profit will be recorded in the second half of 1998 as the distributors accept and qualify for these new terms. In addition, a cash outlay for the amount of the inventory return offset by any amounts due to the Company may be required.

     As a result of the above actions, special charges of approximately $200 million to $250 million are expected to be recorded by the Company in the second half of the year, with most charges anticipated in the third quarter. The cash impact of the special charges is currently estimated at $100 million to $130 million. As a significant portion of these charges and the related cash impact is associated with the reduction of indirect headcount, these estimates could vary significantly depending on the number of individuals terminating under the early retirement program or involuntary separation. The expected future annualized benefit to operating income as a result of these actions is approximately $200 million.

     YEAR 2000

     The Company's estimates regarding incremental S,G&A and capital expenses in 1998 specific to the completion of the information systems phase of Year 2000 compliance remain unchanged from the estimates stated in the Company's Report on Form 10-K for the year ended December 31, 1997 and Annual Report to Shareholders. With respect to operational Year 2000 compliance issues, the vast majority of the Company's products are, by their nature, not date dependent. However, certain of the Company's manufacturing, logistics, administrative and facility systems and equipment use embedded computer technology. The Company is working with an outside consultant and using a specific methodology to identify necessary actions and develop a plan for addressing embedded technology issues within the Company. Further, this plan includes an assessment of suppliers and customers. Thus far, the incremental internal costs and external expenses for the operational compliance phase in 1998 have not been significant due to the use of existing Company resources for inventorying assets and contacting suppliers. The total additional incremental internal costs and external expenses for the operational compliance phase cannot be determined until the assessment of embedded technology is complete. At this time the Company does not anticipate any material negative impacts related to Year 2000 issues; however, the Company is reliant in part on the effective execution by customers and suppliers in dealing with these issues. Accordingly, recognizing the many factors affecting the Company which are outside of the Company's control, such as suppliers of goods and services (including municipalities and utilities), the Company is not able to state it will be completely unaffected by the Year 2000.

     CONVERSION TO THE EURO

     Since 1997 the Company has been assessing the potential impact of the January 1, 1999 conversion in European Union countries to a common currency - the Euro. By the end of 1998, the Company anticipates being capable, in Europe, of accepting orders and invoicing in the Euro. At this time, the Company does not anticipate any material negative impacts related to the conversion to the Euro.

     DIVIDEND ACTION

     On July 22, 1998, the Board of Directors declared a regular quarterly dividend of 27 cents per share, payable Tuesday, September 1, 1998 to shareholders of record at the close of business on Monday, August 3, 1998.

     FUTURE ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Early adoption at the beginning of any quarter after issuance is permitted, but cannot be applied retroactively. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997.

     The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.


ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in quantitive and qualitative disclosures in 1998. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
--------------------------------------------------------

     Statements in this Report on Form 10-Q that are not strictly historical facts are "forward-looking" statements that should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the Company's Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998.

PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     Notice of Deadlines for Shareholder Proposals for 1999 Proxy Statement

     The deadline for submitting a shareholder proposal for inclusion in the Company's proxy statement and form of proxy for the Company's 1999 annual meeting of shareholders pursuant to Rule 14a-8, "Shareholder Proposals," of the Securities and Exchange Commission's Regulation 14A is November 16, 1998.

     The date after which notice of a shareholder proposal submitted outside the procedures of Rule 14a-8 is considered untimely is January 29, 1999.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

      Exhibit
      Number                      Description
      -------                     -----------

       3(ii) -      Bylaws of the Company, as amended July 22, 1998

       10.A  -      Executive Severance Agreements dated October 22, 1997
                    between the Company and certain of the Company's Executive
                    Officers; with amended Appendix listing the Executive
                    Officers and noting differences between the agreements entered with each Executive Officer.

       10.B  -      Employee Share Purchase Plan, effective July 1, 1998

         27  -      Financial Data Schedule

     (B)  Reports on Form 8-K --

            There were no reports on Form 8-K for the three months ended June 30, 1998.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 31, 1998                   AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/  William S. Urkiel
                                 ----------------------------------
                                   William S. Urkiel
                                   Vice President and Chief Financial Officer


                                 By:  /s/  Mark E. Lang
                                 ----------------------------------
                                   Mark E. Lang
                                   Controller


                                  EXHIBIT INDEX
                                  -------------

      Exhibit
      Number                              Description
      -------                             -----------

       3(ii) -      Bylaws of the Company, as amended July 22, 1998

       10.A  -      Executive Severance Agreements dated October 22, 1997
                    between the Company and certain of the Company's Executive
                    Officers; with amended Appendix listing the Executive
                    Officers and noting differences between the agreements entered with each Executive Officer.

       10.B  -      Employee Share Purchase Plan, effective July 1, 1998

         27  -      Financial Data Schedule