Form 10-Q
period 1998-09-30
AMP INC
filed 1998-11-17
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended September 30, 1998

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

     The number of shares of AMP Common Stock (without Par Value) outstanding at November 10, 1998 was 218,791,159 (excluding shares held in the treasury of the Corporation, all of which are issued but not outstanding and are not entitled to vote).

                                                    Includes an Exhibit Index.

                         AMP Incorporated & Subsidiaries

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income for the three months and the nine months ended September 30, 1998 and 1997, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997, and the Consolidated Balance Sheets at September 30, 1998 and December 31, 1997, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

           AMP Incorporated & Subsidiaries
          CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited)

                                       (dollars in thousands,
                                       except per share data)

                                        For the Three Months
                                         Ended September 30,

                                         1998           1997
                                     -----------    -----------
Net Sales ......................     $ 1,337,218    $ 1,432,600
Cost of Sales (see Notes 2 & 3).         940,950        954,530
                                     -----------    -----------
    Gross Income ...............         396,268        478,070
Selling, General and
  Administrative Expenses
     (see Note 2) ..............         262,932        284,176
Restructuring and One-time
  Charges (see Note 3) .........         185,778            --
                                     -----------    -----------
    (Loss) Income from
       Operations ..............         (52,442)       193,894
Interest Expense ...............         (16,178)        (8,098)
Other Deductions, Net...........         (44,488)        (5,640)
                                     -----------    -----------
    (Loss) Income Before
        Income Taxes ...........        (113,108)       180,156
Income Tax (Benefit) Expense ...         (36,760)        58,551
                                     -----------    -----------
Net (Loss) Income ..............     $   (76,348)   $   121,605
                                     ===========    ===========
Basic and Diluted Per Share Earnings    $(0.35)         $0.55
Cash Dividends Per Share .......        $ 0.27          $0.26
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

           AMP Incorporated & Subsidiaries
          CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)

                                       (dollars in thousands,
                                       except per share data)

                                         For the Nine Months
                                         Ended September 30,

                                        1998            1997
                                    -----------     -----------
Net Sales .......................   $ 4,084,869     $ 4,293,472
Cost of Sales (see Notes 2 & 3) .     2,878,105       2,921,110
                                    -----------     -----------
    Gross Income ................     1,206,764       1,372,362
Selling, General and
  Administrative Expenses
     (see Note 2) ...............       822,968         828,516
Restructuring and One-time
  Charges (see Note 3) ..........       185,778             --
                                    -----------     -----------
    Income from Operations ......       198,018         543,846
Interest Expense ................       (31,154)        (25,160)
Other Deductions, Net............       (46,824)        (29,463)
                                    -----------     -----------
    Income Before Income Taxes...       120,040         489,223
Income Taxes ....................        39,015         158,997
                                    -----------     -----------
Net Income Before Cumulative
 Effect of Accounting Changes....   $    81,025     $   330,226

Cumulative Effect of
 Accounting Changes (see Note 2).           --           15,450
                                    -----------     -----------
Net Income.......................   $    81,025     $   345,676
                                    ===========     ===========

Basic and Diluted Per Share Earnings

   Net Income Before Cumulative
   Effect of Accounting Changes..   $      0.37     $      1.50

   Cumulative Effect of Accounting
   Changes ......................           --            $0.07
                                    -----------     -----------

   Net Income ...................         $0.37           $1.57
                                    ===========     ===========
Cash Dividends Per Share ........         $0.81           $0.78
                                    ===========     ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                         AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                         For the Nine Months
                                                         Ended September 30,

                                                         1998          1997
                                                      ---------     ---------
Cash and Cash Equivalents at January 1 .............  $ 350,320     $ 223,779

Operating Activities:
   Net Income ......................................     81,025       345,676
   Non-Cash Items --
      Depreciation and Amortization ................    312,854       330,044
      Restructuring and One-Time Charges............    187,096
      Cumulative Effect of Accounting Changes.......        --        (22,889)
   Changes in Operating Assets and Liabilities .....   (138,814)     (141,184)
   Other, Net ......................................    (41,325)       45,956
                                                      ---------     ---------
      Cash Provided by Operating Activities ........    400,836       557,603
                                                      ---------     ---------

Investing Activities:
   Additions to Property, Plant and Equipment ......   (368,090)     (331,232)
   Changes in Marketable Securities ................     64,191       (27,265)
   Other, Net ......................................     18,400        22,157
                                                      ---------     ---------
      Cash Used for Investing Activities ...........   (285,499)     (336,340)
                                                      ---------     ---------
Financing Activities:
   Changes in Short-Term Debt ......................     (4,625)       27,165
   Proceeds from Long-Term Debt ....................     70,529        11,945
   Repayments of Long-Term Debt ....................    (54,931)      (19,064)
   Purchase of Treasury Stock ......................    (56,374)       (2,636)
   Dividends Paid ..................................   (177,291)     (171,138)
                                                      ---------     ---------
      Cash Used for Financing Activities ...........   (222,692)     (153,728)
                                                      ---------     ---------
Effect of Exchange Rate Changes on Cash ............     (6,933)        1,235
                                                      ---------     ---------
Cash and Cash Equivalents at September 30 ..........  $ 236,032     $ 292,549
                                                      =========     =========

Changes in Operating Assets and Liabilities:
   Receivables .....................................     (1,166)     (117,863)
   Inventories .....................................      8,744       (87,412)
   Other Current Assets ............................     14,800          (720)
   Payables, Trade and Other .......................    (98,720)       10,361
   Accrued Payrolls and Employee Benefits ..........      1,405        56,634
   Other Accrued Liabilities .......................    (63,877)       (2,184)
                                                      ---------     ---------
                                                       (138,814)     (141,184)
                                                      =========     =========

     Interest paid during the periods was approximately equal to amounts charged to expense.

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


               AMP Incorporated & Subsidiaries
                 CONSOLIDATED BALANCE SHEETS
                          (Condensed)

                                         (dollars in thousands)

                                       September 30,   December 31,
                                           1998           1997
                                        ----------     ----------
                                       (Unaudited)
ASSETS
Current Assets:
  Cash and Cash Equivalents .........   $  236,032    $  350,320
  Securities Available for Sale .....        8,141        79,350
  Receivables .......................    1,059,858     1,051,422
  Inventories
    Finished Goods and Work in
      Process .......................      508,318       491,688
    Purchased and Manufactured Parts.      279,672       314,375
    Raw Materials....................      115,445       102,156
                                        ----------    ----------
    Total Inventories................      903,435       908,219
  Other Current Assets ..............      254,916       260,489
                                        ----------    ----------
      Total Current Assets ..........    2,462,382     2,649,800
                                        ----------    ----------
Property, Plant and Equipment .......    4,867,315     4,627,419
  Less - Accumulated Depreciation ...    2,922,454     2,711,434
                                        ----------    ----------
      Property, Plant and Equipment,
       Net ..........................    1,944,861     1,915,985
                                        ----------    ----------
Investments and Other Assets ........      311,022       282,318
                                        ----------    ----------
Total Assets ........................   $4,718,265    $4,848,103
                                        ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-Term Debt ...................   $  459,108    $  465,233
  Payables, Trade and Other .........      393,011       487,863
  Accrued Liabilities ...............      514,865       492,200
                                        ----------    ----------
      Total Current Liabilities......    1,366,984     1,445,296
                                        ----------    ----------
Long-Term Debt ......................      170,360       159,695
Other Liabilities and
  Deferred Credits ..................      363,071       291,577
                                        ----------    ----------
      Total Liabilities .............    1,900,415     1,896,568
                                        ----------    ----------
Shareholders' Equity ................    2,817,850     2,951,535
                                        ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,718,265    $4,848,103
                                        ==========    ==========

     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        (September 30, 1998, Unaudited)

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

     The Company is involved in various legal proceedings with AlliedSignal, Inc. ("AlliedSignal") and related Shareholder actions described in Part II, "Other Information", Item 1, "Legal Proceedings". At the present time the Company is unable to determine the outcome of these proceedings and the related impact on its future financial position and results of operations. Accordingly, no reserve has been provided for in the Condensed Consolidated Balance Sheet at September 30, 1998.

     The following table presents a reconciliation of the shares used to calculate earnings per share as well as per share amounts:

                             For the Three Months Ended September 30,       For the Nine Months Ended September 30,
------------------------------------------------------------------------- --------------------------------------------
                                   1998                     1997                 1998                   1997
------------------------------------------------------------------------- --------------------------------------------
                                  Shares      EPS         Shares     EPS        Shares    EPS         Shares      EPS
Basic Calculation            218,658,724  $(0.35)    219,849,633   $0.55   219,164,735  $0.37    219,705,978    $1.57
Dilutive Securities-
     Primarily Options                --               1,109,200               721,045               561,598
------------------------------------------------------------------------- --------------------------------------------
Diluted Calculation          218,658,724  $(0.35)    220,958,833   $0.55   219,885,780  $0.37    220,267,576    $1.57
------------------------------------------------------------------------- --------------------------------------------


 2.   ACCOUNTING CHANGES

     Effective January 1, 1998, AMP Incorporated, the United States parent company, consolidated the majority of its operating divisions and reorganized into functional organizations, including manufacturing, materials management, engineering and finance. As a result of this change, certain manufacturing administrative functions are now included in general and administrative expenses, a classification that is consistent with the Company's subsidiaries. The prior period amounts have been reclassified to provide for consistent data comparisons.

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). For interim periods, SFAS No. 130 permits footnote presentation of a statement of adoption of SFAS No. 130, a description of the impact of SFAS No. 130 on the Company, total comprehensive income, any material components of total comprehensive income for the periods presented and cumulative other comprehensive income. Under SFAS No. 130, comprehensive income is defined as the total of net income and all other non-owner changes in equity. Non-owner changes in equity include: unrealized holding gains/(losses) on securities classified as available-for-sale under FASB Statement No. 115 and foreign currency translation adjustments accounted for under FASB Statement No. 52. The adoption of SFAS No. 130 involves new disclosure requirements only and did not impact the reported financial position or results of operations.

     Total comprehensive income and its components are as follows:

                                                 For the Three Months Ended           For the Nine Months Ended
                                            ----------------------------------    ----------------------------------
                                                September 30,   September 30,       September 30,     September 30,
                                                    1998            1997                1998              1997
                                            ----------------------------------    ----------------------------------
Net (Loss) Income                                   $(76,348)        $121,605            $81,025          $345,676
Unrealized gains/(losses) on securities               (2,496)           2,463             (4,309)           (1,555)
Cumulative translation adjustment                     70,234          (29,944)            20,397           (76,782)
                                            ----------------------------------    ----------------------------------

Total comprehensive (loss) income                    $(8,610)         $94,124            $97,113          $267,339
                                            ==================================    ==================================


     Cumulative other comprehensive income was $42,794 and $26,706 at September 30, 1998 and December 31, 1997, respectively.

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


 3.  RESTRUCTURING AND ONE-TIME CHARGES

     In July of 1998, the Company announced its Profit Improvement Plan which included the reduction of support staff throughout all its business units and the consolidation of manufacturing plants and other facilities, as well as sales growth initiatives, such as simplifying pricing, guaranteed 24-hour shipment on stock parts, and enterprise agreements. In the third quarter of 1998, to assist in reducing the support staff, several early retirement programs were initiated and involuntary separation programs were enacted under existing severance plans. Charges for staff reductions recorded in the third quarter were $172.1 million and related to the voluntary retirement and involuntary termination of 4,000 employees, primarily staff support personnel and some direct manufacturing employees. These charges, which are reflected in Restructuring and One-Time Charges in the Condensed Consolidated Statement of Income, were related to early retirement programs with acceptance dates within the third quarter and severance for involuntary separations computed based on management approved lists of employees to be terminated. Of the $172.1 million in charges, $89.0 million was associated with the Voluntary Early Retirement Program that was paid through an existing defined benefit pension plan. This charge increased the pension liability and included a $109.0 million charge for special termination benefits offset by a $20.0 million gain on partial settlement and curtailment of benefits. Approximately $6.0 million in severance was paid in the third quarter of 1998. At September 30, 1998, approximately 2,450 employees have left the Company.

     In addition to the charges associated with staff reductions, the Company recorded $15.0 million of charges related to six plant and facility closures and consolidations, of which $1.3 million of inventory write-offs were included in Cost of Sales, with the remaining $13.7 million recorded in Restructuring and One-Time Charges on the Condensed Consolidated Statement of Income. These charges were primarily associated with write-downs of property, plant, and equipment. Approximately $1.0 million of these charges were paid in the third quarter of 1998.


 4.  FLEXI-TRUST

     On September 28, 1998, the Company's Board of Directors authorized the Company's management to enter into a Flexitrust Agreement to establish the Flexitrust, a grantor trust, to hold shares of the Company's Common Stock. The Flexitrust is targeted to free operating cash flow, which would otherwise be used to fund, among other things, cash benefit and compensation requirements of approximately $1.0 billion over the next ten years. The Flexitrust will not affect the Company's existing employee benefit and compensation plans. Pursuant to the terms of the Flexitrust, the shares will periodically be released from the Flexitrust, at which time they may be used in kind to satisfy certain stock-based obligations or sold to raise the cash necessary to fund certain cash-based obligations. The Flexitrust will be administered by a committee consisting of the Company's Chief Financial Officer, General Counsel, and Chief Human Resource Officer (the "Flexitrust Committee"). Assets of the Flexitrust remain subject to the claims of the Company's creditors.

     In connection with the establishment of the Flexitrust, the Company expects, pursuant to a Stock Purchase Agreement, to sell to the Flexitrust on or prior to the consummation of the Company's Self-Tender Offer (see Note 6 - Self-Tender Offer and Financing), an aggregate of 25 million authorized but unissued shares of Common Stock (the "Trust Shares") for a purchase price of $39.1875 per share, the closing price per share on the New York Stock Exchange on September 25, 1998. The Flexitrust will issue to the Company, as payment for the Trust Shares, a 10-year note payable to the Company in the principal amount of approximately $979.7 million. The Company's note receivable and related interest income, as well as the Flexitrust's note payable and related interest expense, will not be recognized in the Company's consolidated financial statements. The Company will make future contributions to the Flexitrust which, together with dividends paid in respect to the Trust Shares, will be sufficient to allow the Flexitrust to make principal and interest payments due on such note. Cash paid or contributed to the Flexitrust by the Company is not expected to be retained by the Flexitrust, but rather returned to the Company as previously described. As principal payments are made on the note, a proportionate number of Trust Shares will become available for use by the Flexitrust in satisfaction of certain benefit and compensation obligations of the Company.

     Generally, Trust Shares held by the Flexitrust will be voted or consented on any matter or tendered in the same proportion that all other shares of Common Stock are voted, consented, or tendered. However, in the case of a self tender made by the Company, or in the case of a third party tender or exchange offer for less than a majority of all outstanding shares of Common Stock, Trust Shares will be tendered only upon direction of the Flexitrust Committee. The formation of the Flexitrust and issuance of Trust Shares will have no effect on the Company's earnings per share calculation initially and will not change the number of shares to be issued under the Company's existing stock-based plans. Until the note is paid down and Trust Shares become available for use by the Flexitrust, the Trust Shares are not treated as outstanding for purposes of earnings per share calculations.


 5.  UNSOLICITED OFFER FROM ALLIEDSIGNAL, INC.

     On August 4, 1998, AlliedSignal announced its intention to commence an offer to purchase all outstanding shares of the Company's Common Stock at a price of $44.50 per share (the "Original AlliedSignal Offer"). The Original AlliedSignal Offer was commenced on August 10, 1998 and had an initial expiration date of September 11, 1998. At the time of the Original AlliedSignal Offer, AlliedSignal announced its intention to solicit consents, among other things, to amend the Company's By-laws to increase the size of the Board of Directors from 11 to 28 and to elect 17 persons, all of whom are directors and/or executive officers of AlliedSignal, to the Company's Board of Directors (the "AlliedSignal Nominees"). A record date of October 15, 1998 was established in connection with this consent solicitation. After careful consideration, the Board of Directors, by unanimous vote of those present, determined to reject the Original AlliedSignal Offer as inadequate, not reflective of the value and prospects of the Company and not in the best interests of the Company and its relevant constituencies, including its shareholders. At such time, the Board of Directors also determined not to redeem the Rights (see Note 12 of the Consolidated Financial Statements for the year ended December 31, 1997, included in the Company's Form 10-K, for an explaination of the Shareholders' Rights
Plan), not to grant certain approvals under the Pennsylvania Business Corporation Law (the "PBCL") which were a condition to the Original AlliedSignal Offer, and to amend the Rights Agreement to provide, among other things, that the Rights would become nonamendable until November 6, 1999 (when the Rights Agreement will expire in accordance with its terms) if AlliedSignal were successful in its efforts to elect persons which would cause the "disinterested directors" (as such term is defined in Section 1715(e) of the PBCL) presently in office not to constitute a majority of the members of the Company's Board of Directors.

     On September 14, 1998, AlliedSignal amended its offer (the "Amended AlliedSignal Offer") to reduce to 40,000,000 the number of shares sought. The Amended AlliedSignal Offer had an initial expiration date of September 25, 1998. AlliedSignal has also announced its intention to commence another offer, following the expiration of the Amended AlliedSignal Offer, to purchase any shares not purchased in the Amended AlliedSignal Offer at a price of $44.50 per share in cash (the "Second Offer"). According to AlliedSignal, the Second Offer would be made upon essentially the same terms and subject to the same conditions set forth in the Original AlliedSignal Offer. AlliedSignal has also stated that depending on circumstances prevailing at the time of the Second Offer, including then prevailing interest rates, stock market, financial, and other economic conditions and the Company's business and financial condition, including any actions taken by the Company, the price per share in the Second Offer could be higher or lower and the other terms and conditions of the Second Offer may be amended.

     At the time of the Amended AlliedSignal Offer, AlliedSignal announced its intention to solicit consents for a new proposal (the "Rights Plan Proposal") which would amend the Company's By-laws to remove from the Board of Directors and vest in persons designated by AlliedSignal and to be identified in the amendment to the By-laws the power to make decisions under the Rights Agreement.

     On September 17, 1998, the Company's Board of Directors rejected the Amended AlliedSignal Offer and determined to amend the Rights Agreement to reduce the threshold percentage at which the Rights become exercisable from 20% to 10% (for any person which has made an unsolicited acquisition proposal) and to make the Rights nonredeemable and the Rights Agreement nonamendable if the Rights Plan Proposal is adopted.

     On September 18, 1998, AlliedSignal amended the Amended AlliedSignal Offer (the "Second Amended AlliedSignal Offer") to reduce to 20,000,000 the number of shares sought. The Second Amended AlliedSignal Offer expired on October 8, 1998 and AlliedSignal announced that it was purchasing shares pursuant to the Second Amended AlliedSignal Offer.

     At a meeting of the Board of Directors held on September 22, 1998, the Board of Directors fixed a record date of November 16, 1998 for the Rights Plan Proposal.

     On September 28, 1998, the Company announced its intention to execute a Self-Tender Offer to purchase 30,000,000 shares of the Company's Common Stock at a price of $55 per share (see Note 6 - "Self-Tender Offer and Financing").

     As a result of the above events, the Company has incurred approximately $16 million in fees in defending against AlliedSignal's bid. These fees are related primarily to legal, public relations, and financial consulting, as well as other incremental costs associated with special meetings of the Company's Board of Directors, advertisements, and services from lobbyists. These expenditures are included in Other Deductions, net on the consolidated statement of income and are expensed as incurred. The Company anticipates expenses related to these activities at this level in future quarters as long as there are continued efforts to maintain autonomy.


6.  SELF-TENDER OFFER AND FINANCING

     On September 28, 1998, the Company announced its intention to commence a tender offer (the "Self-Tender") for 30 million Shares of the Company's Common Stock for $55 per Share. The Self-Tender is a "down payment" to shareholders for the expected benefits of the Profit Improvement Plan. The Self-Tender commenced on October 9, 1998 and expires on November 20, 1998, unless extended, and is subject to certain conditions, including receipt of the necessary financing and no change in control of the Company.

     The Company estimates that the total funds required to complete the Self-Tender and to pay certain related fees and expenses will be approximately $1.7 billion. The Company intends to source these funds from the proposed $2.6 billion Senior Secured Credit Facility, denominated in U.S. dollars, for which the Company received revised commitments on October 28, 1998. This facility is comprised of a term loan consisting of a $1.0 billion Tranche A payable over 5 years, accruing interest at the adjusted London Inter Bank Offer Rate ("LIBOR") plus 2.0%, and a $400 million Tranche B payable over 7 years, accruing interest at an adjusted LIBOR plus 2.75%. In addition, the facility provides for two revolving credit facilities, including a 364-day, $400 million revolver with a fee on any undrawn portion of 0.25% per annum, and a 5-year $800 million revolver with a fee on any undrawn portion of 0.5% per annum. Both revolving credit facilities accrue interest at the rate of adjusted LIBOR plus 2.0%. Letters of Credit of up to $200 million can be issued under the $800 million revolving facility, reducing the availability of that facility. If the loan is funded in late November of 1998 upon execution of the Self-Tender, payments under both Tranche A and B of the term loan would be due quarterly in the specified calendar years as follows: 1999 - $11 million; 2000 - $138 million; 2001 - $233 million; 2002 - $287 million; 2003 - $348 million; 2004 - $35 million; and 2005 - $348 million. The facilities are secured by substantially all of the Company's assets in the United States, which amounted to approximately $3.1 billion at September 30, 1998. The Company will be subject to certain covenants under the Senior Secured Credit Facility, including, but not limited to, maximum leverage ratio, minimum interest expense coverage ratio, minimum net worth, and possible restrictions on dividends and share repurchases based on certain conditions including the Company's credit rating and available free cash flow. The Company does not expect these restrictions to have a significant impact on the amount of dividends paid in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the third quarter of 1998 were $1.337 billion, down 6.7% in U.S. dollars and 4.1% in local currencies from the $1.433 billion in the corresponding prior year quarter. For the nine months ended September 30, 1998, net sales were $4.085 billion, representing a decrease of 4.9% in U.S. dollars and 1.5% in local currencies from the $4.293 billion for the nine months ended September 30, 1997. The continued strength of the U.S. dollar reduced sales by approximately $36 million in the quarter and $145 million for the nine months ended September 30, 1998. The dollar weakened against most currencies in September 1998.

     Bookings for the third quarter were $1.364 billion, up 4.4% in U.S. dollars from second quarter bookings of $1.306 billion. Bookings for the third quarter were down 5.8% in U.S. dollars and 3.1% in local currencies from the $1.448 billion in the corresponding prior year quarter. The Company's order backlog increased $46 million to $967 million from $921 million at June 30, 1998. The revaluation of backlog for currency exchange rate changes contributed $19 million to the increase in backlog.

     Sales in the Americas, approximately 50% of total sales, were down 9.0% for the quarter ended September 30, 1998 compared to the corresponding prior year quarter. U.S. net sales decreased 10.0%, while sales in the rest of the Americas decreased 0.9% in U.S. dollars and increased 7.8% in local currencies. Americas sales growth in the communications equipment manufacturing market showed improvement in the third quarter compared to the first and second quarters of 1998. Sales in the computer market were down as manufacturers continued shifting production to the Far East. For the nine months ended September 30, 1998, net sales were down 6.4% from the comparable prior year period, primarily in the computer and communication equipment manufacturing markets.

     Asia/Pacific sales, approximately 19% of total sales, were up 1.9% in local currencies, but down 11.2% in U.S. dollars for the quarter ended September 30, 1998 as compared to the corresponding prior year quarter. For the nine months ended September 30, 1998, net sales were down 1.2% in local currencies and 11.4% in U.S. dollars from the comparable prior year period, due to continuing weak economic conditions. Sales in Japan and Korea were down about 8.0% in local currencies, but improved from the second quarter rate of approximately negative 11.0%. Outside of Japan and Korea, Asia/Pacific sales were up 13.0% in local currencies, driven by strong double-digit local currency growth in the computer market.

     Europe, Middle East and Africa sales, approximately 31% of total sales, were down 1.4% in local currencies, and up 0.7% in U.S. dollars, for the quarter ended September 30, 1998 as compared to the corresponding prior year quarter. Germany, Spain, Northern Europe, and Eastern Europe exhibited positive growth, while sales were weaker in France, Great Britain, and Italy. Sales in the automotive market were up solidly, while the migration of computer production to the Far East negatively impacted computer sales. For the nine months ended September 30, 1998, net sales were up 5.3% in local currencies and 2.1% in U.S. dollars from the comparable prior year period, primarily in the motor vehicle market.

     Gross income, before restructuring charges, decreased to 29.7% of net sales for the quarter ended September 30, 1998, from 33.4% in the corresponding prior year quarter. Third quarter 1998 gross income as a percent of sales increased compared to 27.7% in the second quarter 1998. The decrease from 1997 was the result of the lower sales levels and the corresponding decrease in production, which resulted in lower absorption of fixed manufacturing costs. Price erosion also contributed to the gross margin decline from the comparable prior year quarter. The increase from the second quarter of 1998 is the result of cost reduction actions, including those implemented as part of the Company's Profit Improvement Plan. For the nine months ended September 30, 1998, gross income decreased to 29.5% of net sales from 32.0% in the comparable prior year period. The primary factor causing this decrease was the decline in sales volume from 1997.

     Selling, general and administrative expenses (S,G&A) decreased to 19.7% of net sales for the quarter ended September 30, 1998, from 19.8% in the corresponding prior year quarter. Third quarter 1998 S,G&A decreased as a percent of sales compared to 21.0% in the second quarter of 1998. The decrease in S,G&A, despite lower sales, is the result of strict management of discretionary expenditures enacted during the third quarter due to the 1998 sales levels, and to a lesser extent, the impact of indirect headcount reductions in September 1998. For the nine months ended September 30, 1998, S,G&A increased to 20.1% of net sales from 19.3% in the comparable prior year period.

     Restructuring and one-time charges recorded in the third quarter of 1998 associated with the implementation of the Company's Profit Improvement Plan were $187.1 million pretax ($126.3 million after tax) or $0.58 per share. The charges were in connection with the estimated termination costs of approximately 4,000 employees through early retirement programs and involuntary separations. The majority of the workforce reductions will be completed early in the fourth quarter. Also included in the charge are costs to close certain facilities in North America. See Note 3 to the Condensed Consolidated Financial Statements.

     Interest expense for the third quarter of 1998 was $16.2 million, an increase of $8.1 million over the comparable prior year period of $8.1 million. The increase primarily related to $7.5 million in commitment fees related to bank funding for the Company's Self-Tender offer under the bank facilities negotiated and committed at September 29, 1998 (see Note 6 to the Condensed Consolidated Financial Statements). The commitment fee was expensed as incurred since it was associated with a Bridge Loan for which funding was considered remote. On October 28, 1998, the bank facilities and related fee structure were revised to eliminate the Bridge Loan and the related $7.5 million fee. The new fee structure includes a $2.75 million commitment fee related to a portion of the original financing that management deemed no longer necessary. As a result, this fee is expensed as incurred. A credit to interest expense of $4.75 million will be recorded in the fourth quarter to revise the commitment fees to be expensed upon the execution of the final debt agreement. For the nine months ended September 30, 1998, interest expense was $31.2 million, an increase of $6.0 million from the comparable prior year period of $25.2 million. The increase is primarily due to the $7.5 million in commitment fees discussed above.

     Other deductions, net for the third quarter of 1998 were $44.5 million, an increase of $38.9 million from the comparable prior year period of $5.6 million. The increase resulted from expenses incurred to defend against the unsolicited offer from AlliedSignal (see Note 5 to the Condensed Consolidated Financial Statements) of approximately $16 million, and a litigation reserve for the estimated resolution of a judgment related to a former product line. For the nine months ended September 30, 1998, other deductions, net were $46.8 million, an increase of $17.3 million from the comparable prior year period of $29.5 million. The increase is primarily due to the expenses incurred to defend against the unsolicited offer from AlliedSignal, as noted above, since the comparable 1997 period also included a similar litigation settlement.

     Net loss for the third quarter of 1998 was $(76.3) million or $(0.35) per share. For the nine months ended September 30, 1998, net income was $81.0 million ($0.37 per share, basic and diluted), versus $345.7 million ($1.57 per share, basic and diluted) in 1997. The 1998 third quarter restructuring charge and the decline in performance in 1998 versus 1997 are the primary drivers of this decline. Net income, before restructuring charges, for the third quarter 1998 was $79.3 million ($0.36 per share, basic and diluted), down $42.3 million, or 35%, from $121.6 million ($0.55 per share, basic and diluted) in the year-earlier quarter.

     Capital expenditures for the third quarter of 1998 were $121.8 million, up 20.3% from $101.2 million in the prior year quarter. For the nine months ending September 30, 1998, capital expenditures were $368.1 million, up 10.8% from $332.1 million in the comparable prior year period. Although capital expenditures have continued to increase over 1997 levels, the Company continues to focus on improving existing asset utilization and productivity and expects capital expenditures for 1998 to be approximately $500 million, up approximately 4% from 1997 spending.

Liquidity and Capital Resources

     On September 28 1998, the Board of Directors authorized the Company to enter into a Flexitrust Agreement to establish a grantor trust, which will hold 25 million shares of the Company's Common Stock. The shares will be released from the trust and issued in order to fund approximately $1 billion of employee benefits and compensation over the next 10 years. The assets of the Flexitrust remain subject to the claims of the Company's creditors. See Note 4 of the Condensed Consolidated Financial Statements for an explanation of the accounting for the Flexitrust.

     On October 9, 1998, the Company commenced a tender offer for 30 million shares of its Common Stock for $55 per share (the "Self-Tender"). The Self-Tender is a "down payment" to the shareholders for the expected benefits of the Company's Profit Improvement Plan. The offer expires on November 20, 1998, unless extended, and is subject to certain conditions, including receipt of the necessary financing and no change in control of the Company.

     The Company estimates that the total funds to complete the Self-Tender and to pay certain related fees will be approximately $1.7 billion. The Company intends to source these funds from the proposed $2.6 billion Senior Secured Credit Facility for which the Company received commitment on October 28, 1998. See Note 6 to the Condensed Consolidated Financial Statements for details on the proposed financing. Currently, the execution of the Self-Tender and therefore funding of this proposed bank facility is planned for November 25, 1998. If executed, the Company will incur incremental interest expense, including amortization of deferred financing fees, of approximately $12 million in December of 1998 and $140 million in 1999. The sources of funds to cover the future incremental cash interest expense include improved operating cash flow as a result of the Profit Improvement Plan, operating cash flows previously used to fund employee benefits and compensation now funded via the Flexitrust, and improved management of working capital. The Company does not anticipate any significant impact on its dividend policy as a result of this financing.


     YEAR 2000

     The Company's efforts to address Year 2000 issues regarding its information systems began in 1995 and were expanded to address the impact of Year 2000 on the Company's non-information systems areas, including Year 2000 compliance of third parties, in 1997. The Company established a Year 2000 Steering Committee in 1997 including officers of the Company, to oversee readiness efforts and address Year 2000 issues. The Steering Committee members include leaders from various corporate functions providing the Steering Committee with broad perspectives and representation to address the numerous Year 2000 issues facing the Company. These issues are similar to Year 2000 issues faced by nearly every manufacturing company worldwide. Additionally, the Company has worked with a leading Year 2000 consultant to develop and implement a plan for addressing Year 2000 issues.

     The information systems aspect of the Company's Year 2000 readiness efforts set a year end 1998 target date for completion of hardware and software inventory, remediation and testing. The Company believes that over 95% of its subsidiaries and divisions will meet this target. The target date for the other subsidiaries and divisions is the end of the first quarter of 1999. Additionally, the Company plans to conduct a Company-wide Year 2000 information systems quality assurance test during September 1999. The Company has not developed contingency plans regarding remediation of its information systems. Upgrades or modifications and development of contingency plans are expected to take place during the testing process. To enable the Company to focus on these efforts and to ensure that previously tested systems are not corrupted for the Year 2000, a temporary freeze on purchases or installation of new information systems will go into effect on October 1, 1999 and continue through the first quarter of 2000.

     The non-information systems aspect of the Company's Year 2000 readiness efforts encompasses a number of areas including products and embedded technology. The term embedded technology refers to the process controls, microprocessors or micro-code "embedded" in production machinery, building controls and supporting automated equipment. With regard to the Company's products, the vast majority, by their nature, are not date dependent. The Company has identified potentially date dependent products and is in the process of testing those products in accordance with an established test procedure. Testing of products identified as potentially date dependent is scheduled to be completed during the fourth quarter of 1998. The Company does not anticipate a material impact on its results of operations or financial condition arising from product claims associated with Year 2000 issues, but the Company may experience increased warranty or other product claims as a result of the transition to the Year 2000. The Company is considering options to mitigate risks associated with any product determined to be not Year 2000 ready.

     An inventory of the Company's manufacturing, logistics, administrative and facility systems and equipment containing embedded technology is substantially complete and the Company has developed a process and database to address embedded technology issues to promote consistency in the remediation and testing phases. The Company's timeline for completion of remediation and verification testing is the end of the second quarter of 1999 with the exception of the facilities initiative, which has a target completion date of September 1, 1999. The Company does not anticipate a material impact on its results of operations or financial condition arising from Year 2000 embedded technology issues. However, the availability of resources and the ability to discover and correct Year 2000 issues could result in a failure to remediate all Year 2000 embedded technology issues and could impact the Company's ability to manufacture and deliver product to meet customer demands. The Company plans to develop contingency plans to mitigate this risk as the remediation and verification work proceeds, including prioritization of tasks.

     The Company is contacting its suppliers and soliciting information on suppliers' Year 2000 compliance efforts and status. This interaction is useful both to provide information necessary to address some embedded technology issues and to assess the ability of suppliers to provide the Company with the materials and services the Company will need in and after the Year 2000. The Company also plans to meet with and audit a number of strategic suppliers. While the Company does not anticipate a material impact on its results of operations or financial condition, the Company faces some risk that its suppliers will not achieve Year 2000 compliance and the flow of materials and services to the Company may be disrupted. The Company is considering options to mitigate this risk, such as locating alternate sources of supply and increasing inventory levels of certain materials.

     To date, incremental internal costs and external expenses for the Company's Year 2000 readiness efforts have been approximately $14 million. The total incremental internal costs and external expenses are not anticipated to exceed $40 million. The remaining costs will be incurred primarily in 1999.

     At this time the Company does not anticipate any material negative impact to its results of operations or financial condition related to Year 2000 issues; however, the Company is reliant in part on the effective execution by customers and suppliers in dealing with these issues. Accordingly, recognizing the many factors affecting the Company which are outside of the Company's control, such as suppliers of goods and services (including municipalities and utilities on a global basis), the Company is not able to state it will be completely unaffected by the Year 2000.

     The statements that are not strictly historical facts and estimates and conclusions in this disclosure are forward-looking statements and are based upon currently available information and management's best estimate of future events, employing assumptions regarding continued availability of internal and external resources, third party action and numerous other factors. These statements, estimates and conclusions may change as the Company performs its assessment, remediation and testing phase of its embedded technology areas.


     CONVERSION TO THE EURO

     Since 1997 the Company has been assessing the potential impact of the January 1, 1999 conversion in eleven European countries to a common currency, the Euro. The Company has completed internal systems changes to accommodate the conversion to the Euro in many European countries and anticipates being capable of accepting orders and invoicing in the Euro in Europe by the end of 1998. These are temporary systems solutions that will accomodate order fulfillment requirements until the fully Euro compliant version of SAP is available in early 2000. It is expected that all of the AMP affiliates using the Euro will be using this SAP system on January 1, 2002 in time for the July 1, 2002 withdrawl of the replaced currencies.

     Conversion to the Euro may create some impact on the Company's currency exchange rate exposure because a larger proportion of transactions will be conducted in the Euro with respect to transactions between affiliates using the Euro currency. The Company's currency exchange gain/(loss) should decrease given the larger number of cross border transactions that will be conducted in the same currency. While the impact of increased pricing transparency cannot be quantified at this time, the Company expects that price leveraging among the countries converting to the Euro will occur over time and is taking steps to address this issue. At this time, the Company does not anticipate any material negative impacts related to the conversion to the Euro.


     DIVIDEND ACTION

     On October 28, 1998, the Board of Directors declared a regular quarterly dividend of 27 cents per share, payable Monday, December 1, 1998 to shareholders of record at the close of business on Monday, November 9, 1998. The annual rate of $1.08 per share is up from $1.04 in 1997 and $1.00 in 1996, and is the 45th consecutive annual increase.


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

     The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative disclosures in 1998. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 1997.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
--------------------------------------------------------

     Statements in this Report on Form 10-Q that are not strictly historical facts are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. These statements should be considered as subject to the many uncertainties that exist in the Company's operations and business environment which could render actual outcomes and results materially different than predicted. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the Company's Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 30, 1998. In addition, the realization of the benefits anticipated from the strategic initiatives described in this Report will depend, in part, on management's ability to execute its business plan and to motivate properly the AMP employees, whose attention has been distracted by AlliedSignal's offer and whose number has been reduced as a result of these initiatives.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

AlliedSignal Corporation v AMP Incorporated, Civil Action No. 98-CV-4058
------------------------------------------------------------------------

     On August 4, 1998, AlliedSignal filed a complaint against AMP in the United States District Court for the Eastern District of Pennsylvania. In its initial complaint, AlliedSignal sought a declaratory judgment as to, among other things, the applicability and/or validity of the Continuing Director provisions contained in AMP's Rights Agreement and the constitutionality of certain provisions of the Pennsylvania Business Corporation Law under the Commerce Clause and Supremacy Clause of the United States Constitution. In addition, AlliedSignal sought to enjoin AMP from, among other things, (i) fixing a record date for determining the shareholders entitled to vote on the proposals in the AlliedSignal Consent Solicitation more than ten days after the date of AlliedSignal's written notice requesting that a record date be set; (ii) increasing the size of AMP's Board and filling the new seats with Board nominees after commencement of the AlliedSignal Consent Solicitation; (iii) refusing to redeem the Rights issued under AMP's Rights Agreement or amending the Rights Agreement so as to make the Rights inapplicable to the Original AlliedSignal Offer, and refusing to grant prior approval of the Original AlliedSignal Offer and second-step merger for purposes of the Pennsylvania Business Combination Statute; (iv) amending its By-laws to in any way impede the effective exercise of the shareholder franchise; or (v) taking any steps to impede or frustrate the ability of AMP's shareholders to consider or make their own determination as to whether to accept the terms of the Original AlliedSignal Offer and the proposals in the AlliedSignal Consent Solicitation, or taking any other action to thwart or interfere with the Original AlliedSignal Offer or the AlliedSignal Consent Solicitation.

     On August 24, 1998, AMP filed its answer to the complaint filed by AlliedSignal on August 4, 1998 in the United States District Court for the Eastern District of Pennsylvania. In its answer, AMP denied that AlliedSignal is entitled to any relief under its complaint and raised several affirmative defenses.

     On September 14, 1998, AlliedSignal filed a motion to amend its complaint. The proposed amended complaint sought (i) declaratory and injunctive relief declaring Amendment No. 3 to the Rights Agreement ("Amendment No. 3"), approved by the Board on August 20, 1998, to be invalid under Pennsylvania law; or to the extent that Amendment No. 3 is permitted under Pennsylvania law, declaring the law as so applied unconstitutional under the Supremacy and Commerce Clauses of the United States Constitution and (ii) declaratory and injunctive relief prohibiting AMP's Board from taking any further action which might interfere with the Amended AlliedSignal Offer (as defined in Note 5 to Condensed Consolidated Financial Statements) or the AlliedSignal Consent Solicitation. AMP agreed not to oppose AlliedSignal's motion to amend the complaint. On the same day, AlliedSignal also filed a motion for (1) partial summary judgment on the claim for a declaratory judgment set forth in the amended complaint that Amendment No. 3 is invalid, or, in the alternative, a preliminary injunction restraining enforcement of Amendment No. 3; and (2) a preliminary injunction prohibiting AMP's Board from taking any action that would make the shareholder vote on the AlliedSignal Consent Solicitation invalid.

     On September 18, 1998, AlliedSignal filed a cross-motion for summary judgment which sought the dismissal, as a matter of law, of the claim in the complaint filed by AMP against AlliedSignal and PMA alleging an improper board packing scheme. AMP's claims against AlliedSignal are discussed below.

     On September 22, 1998, AlliedSignal filed a motion for leave to file a second amended complaint in the United States District Court for the Eastern District of Pennsylvania. The proposed second amended complaint sought to broaden AlliedSignal's claim regarding AMP's Amendment No. 3 to the Rights Agreement to incorporate a challenge to AMP's Amendment No. 4 to the Rights Agreement ("Amendment No. 4"). Among other things, it sought (i) a declaratory judgment that certain provisions of Amendment No. 4 which make the Shareholder Rights Plan non-amendable are in violation of Pennsylvania law, (ii) a declaratory judgment that, to the extent that Pennsylvania law authorizes the amendment, such law is unconstitutional under the Supremacy Clause of the United States Constitution because it violates the Commerce Clause and the Williams Act, (iii) an order enjoining the enforcement of Amendment No. 4, and (iv) an order enjoining AMP and all persons acting on AMP's behalf from taking action to interfere with the AlliedSignal Consent Solicitation. AlliedSignal also sought summary judgment with respect to its expanded claim regarding AMP's amendments to the Rights Plan.

     College Retirement Equities Fund and the shareholder group plaintiffs (identified below) filed amicus curiae motions and briefs in support of AlliedSignal's motion for declaratory and injunctive relief on September 25, 1998.

     On September 25, 1998, AlliedSignal filed a motion for leave to file a third amended complaint, which was granted by the United States District Court for the Eastern District of Pennsylvania. Adding to the claims asserted in its earlier complaints, AlliedSignal's proposed third amended complaint challenged the November 16, 1998 record date set by AMP's Board of Directors for the solicitation of consents regarding the Rights Plan Proposal (as defined in Note 5 to Condensed Consolidated Financial Statements). AlliedSignal asked the Court either to fix a record date of October 15, 1998 for the consent solicitation on the Rights Plan Proposal or to order AMP to fix October 15, 1998 as the record date for that proposal. As described below, the Court has denied AlliedSignal's request to fix October 15, 1998 as the record date for the Rights Plan Proposal and subsequently found the Rights Plan Proposal to be unlawful.


Blum v William J. Hudson, Jr. et al., Civil Action No. 98-CV-4109;
Silver v AMP Incorporated et al., Civil Action No. 98-CV-4120;
Goldstein v AMP Incorporated, et al., Civil Action No. 98-CV-4127;
Margolis Partnership v AMP Incorporated, et al., Civil Action No. 98-CV-4187
-----------------------------------------------------------------------------

     Four purported shareholder class action lawsuits were filed by AMP shareholders against AMP and its Board of Directors in the United States District Court for the Eastern District of Pennsylvania on or about August 6 and 7, 1998. These complaints alleged similar acts of misconduct, i.e., that AMP and its directors improperly refused to consider the Original AlliedSignal Offer (as defined in Note 5 to Condensed Consolidated Financial Statements) and wrongfully relied upon provisions of AMP's Rights Agreement and the Pennsylvania Business Corporation Law to block the Original AlliedSignal Offer. Plaintiffs in these suits sought, among other things, a declaratory judgment that (i) the Continuing Director provisions contained in AMP's Rights Agreement violate Pennsylvania law and the Board's fiduciary duties; (ii) certain provisions of the Pennsylvania Business Corporation Law are unconstitutional under the Commerce, Supremacy and Due Process Clauses of the United States Constitution; and (iii) establishes the proper record date for the AlliedSignal Consent Solicitation. In addition, plaintiffs sought to enjoining AMP and the Board from, among other things, (i) refusing to redeem the Rights, to amend the Rights Agreement so as to eliminate the Continuing Director provisions, or to render the Rights inapplicable to the Original AlliedSignal Offer and second-step merger for purposes of the Pennsylvania Business Combination Law; (ii) amending AMP's By-laws to impede the effective exercise of the shareholder franchise; (iii) taking any other steps to impede or frustrate the ability of AMP's shareholders to consider or make their own determination as to whether to accept the terms of the Original AlliedSignal Offer or the proposals in the AlliedSignal Consent Solicitation; (iv) increasing the size of AMP's Board and filing the new seats with Board nominees after commencement of the AlliedSignal Consent Solicitation; and (v) fixing a record date for determining the shareholders entitled to vote on the proposals in the AlliedSignal Consent Solicitation more than ten days after the date of AlliedSignal's written notice to AMP. Plaintiffs further request that the Court order AMP's Board to (i) cooperate fully with any entity or person, including AlliedSignal, having a bonafide interest in proposing any transaction that would maximize shareholder value; (ii) immediately undertake an appropriate evaluation of AMP's worth as a merger or acquisition candidate; (iii) take all appropriate steps to effectively expose AMP to the marketplace in an effort to create an active auction of AMP; (iv) act independently so that the interests of AMP's public shareholders will be protected; and (v) adequately ensure that no conflicts of interest exist between the individual defendants' own interest and their fiduciary obligations. On August 19, 1998, the Court ordered the consolidation of the four shareholder actions, and further ordered that the consolidated action be coordinated with the AlliedSignal action for purposes of discovery.

     On September 28, 1998, the shareholder plaintiffs filed their First Consolidated Class Action Amended Complaint. The consolidated amended complaint names as defendants AMP, all but one of the individual members of AMP's Board of Directors and eighteen of AMP's officers. The complaint alleged (i) violations of the Securities Exchange Act of 1934, as amended, for failure to set forth an adequate explanation of the reasons for recommending rejection of the AlliedSignal tender offer in AMP's Solicitation Recommendation Statement on
Schedule 14D-9 filed by AMP in connection with the AlliedSignal tender offer and for failing to disclose material information regarding the reasons for rejection; (ii) that Amendments Nos. 3 and 4 to the Rights Agreement adopted by the Board of Directors are illegal under the Pennsylvania Business Corporation Law; and (iii) that if Amendments Nos. 3 and 4 to the Rights Agreement are not illegal under the Pennsylvania Business Corporation Law, then that statute violates the Commerce, Supremacy and Due Process clauses of the United States Constitution. The Plaintiffs sought, among other things, a declaratory judgment
(i) that certain provisions of the Pennsylvania Business Corporation Law are unconstitutional; (ii) that Amendments Nos. 3 and 4 to the Rights Agreement violate the Pennsylvania Business Corporation Law and should be enjoined; (iii) that the individual defendants have infringed the voting rights of AMP shareholders; and (iv) that the individual defendants have violated their fiduciary duties to AMP, Plaintiffs also sought to enjoin the defendants from entrenching themselves in office and from impairing the shareholders' rights to vote on certain matters, and ask the Court to order defendants to disclose all material facts relating to AMP's and AlliedSignal's solicitations.

     AMP intends to continue to defend vigorously against these actions.


AMP Incorporated v AlliedSignal Corporation, et al., Civil Action No. 98-CV-4405
--------------------------------------------------------------------------------

     On August 21, 1998, AMP filed a complaint in the United States District Court for the Eastern District of Pennsylvania against AlliedSignal and PMA. The complaint sought declaratory and injunctive relief to prevent AlliedSignal from pursuing its attempt to pack the AMP Board of Directors with AlliedSignal executive officers and directors who would have an irreconcilable conflict of interest were they to serve as directors of AMP. The complaint alleged that the
Schedule 14D-1 filed by AlliedSignal and PMA with the Securities and Exchange Commission is false and misleading because it fails to disclose that AlliedSignal's representatives on the AMP Board of Directors would have a conflict of interest and how AlliedSignal would propose to deal with such conflict, and that AlliedSignal's attempt to pack the Board would prevent the current members of the Board from fulfilling their fiduciary duties to AMP under Pennsylvania law.

     On September 11, 1998, AMP filed a motion for summary judgment on the Second Claim for Relief of its complaint against AlliedSignal and PMA. The Second Claim for Relief is based upon the fact that AlliedSignal's attempt to pack the AMP Board with AlliedSignal's directors and senior management would create pervasive, irreconcilable conflicts of interest. The AlliedSignal Nominees have an undivided duty of loyalty to AlliedSignal that would conflict with their ability to fulfill their fiduciary duties to AMP under Pennsylvania law. AMP's motion sought an order declaring that the AlliedSignal Consent Solicitation proposals are in violation of Pennsylvania law.

     On September 22, 1998, AMP filed an amended complaint against AlliedSignal in the United States District Court for the Eastern District of Pennsylvania. The amended complaint broadens the claims asserted by AMP in its initial complaint. It seeks, among other things, (i) an order declaring that the Pennsylvania Control-Share Acquisitions statute bars AlliedSignal from voting any shares acquired pursuant to the Amended AlliedSignal Offer and (ii) a declaratory judgment that AlliedSignal's Rights Plan Proposal, which purports to delegate to non-directors authority relating to the Shareholder Rights Plan, violates Pennsylvania law. In addition to seeking to enjoin the AlliedSignal board packing plan referenced in the initial complaint, the amended complaint also alleged violations of certain requirements of the federal securities laws relating to tender offers.

     The Court heard arguments on AMP's and AlliedSignal's motions on September 28, 1998. The Court denied AlliedSignal's request to fix October 15, 1998 as the record date for the Rights Plan Proposal.

     On October 8, 1998, the Court entered an Order and Memorandum Opinion in the above-referenced actions. With respect to AMP's motion for partial summary judgment in the nature of a declaratory judgment regarding the Second Claim for Relief of AMP's Complaint that AlliedSignal's consent solicitation plans are unlawful, the Court enjoined AlliedSignal's board-packing consent proposals, "until [AlliedSignal] states unequivocally that its director nominees have a fiduciary duty solely to AMP under Pennsylvania law and includes a statement from each nominee affirmatively committing personally to that duty." Shortly thereafter, AlliedSignal stated that each of the AlliedSignal Nominees had provided AlliedSignal with a letter purporting to comply with the Court Opinion. At a hearing held on October 15, 1998, the Court ruled that its injunction against AlliedSignal's board-packing proposals would remain in place, pending a new hearing set for October 21, 1998 to determine whether AlliedSignal has complied with the Court's October 8th Order. On October 16, 1998, AMP filed a motion under Rule 59(e) for reconsideration of that part of the Court's October 8th order which denied in part AMP's motion for summary judgment declaring that AlliedSignal's consent solicitation is unlawful and in violation of public policy. AlliedSignal's response to the Rule 59(e) motion was filed on October 20, 1998. The Court issued its order denying AMP's Rule 59(e) motion on October 22, 1998.

     In its October 8th Order, the Court denied AlliedSignal's motions for summary judgment, preliminary injunction and declaratory judgment with respect to the Rights Plan in their entirety. The Court held that "AMP's actions in amending its shareholder rights plan cannot be enjoined as ultra vires acts or breaches of fiduciary duty." In addition, the Court declared that AlliedSignal's consent proposal to amend AMP's By-laws in order to place the Board of Directors' authority over the shareholders rights plan in the hands of persons not on the Board is unlawful.

     The Court further held that shareholders participating in the shareholders' litigation against AMP, in re: AMP Shareholder Litigation, do not have standing to seek an injunction against the actions of the AMP Board for not acceding to AlliedSignal's merger proposal.

     On October 9, 1998, AlliedSignal filed two Notices of Appeal in the United States District Court for the Eastern District of Pennsylvania from the Court's October 8th Order. AlliedSignal is appealing the Court's (1) grant of partial summary judgment to AMP in the nature of a declaratory judgment that AlliedSignal's Rights Plan Proposal is unlawful; (2) order enjoining AlliedSignal's consent solicitation to amend AMP's By-laws and expand the size of the Board until AlliedSignal states unequivocally that its director nominees have a fiduciary duty solely to AMP under Pennsylvania law and includes a statement from each nominee affirmatively committing personally to that duty and
(3) denial of a preliminary injunction with respect to Amendment No. 3 and Amendment No. 4 to AMP's Rights Plan. Also on October 9, 1998, AlliedSignal filed a Motion for an Expedited Appeal in the United States Court of Appeals for the Third Circuit, requesting that briefing for the appeals be completed by October 16, 1998, with oral argument, if necessary, to be held as soon as practicable thereafter.

     On October 13, 1998, AMP filed in the District Court a motion for expedited discovery in the form of depositions of the AlliedSignal Nominees. AlliedSignal filed its opposition to this motion on October 19, 1998. The Court granted AMP's motion for leave for expedited discovery in an order issued October 22, 1998.

     AlliedSignal filed a Supplement to its Motion for an Expedited Appeal, as well as its opening appellate brief and supporting materials, in the Court of Appeals on October 13, 1998. AMP responded to the Motion for an Expedited Appeal on October 14, 1998 and AlliedSignal filed its reply on October 14, 1998. The Court of Appeals has granted the motion for expedited review, and set a briefing schedule. On October 20, AMP filed with the Court of Appeals its brief in opposition. On October 19, 1998, College Retirement Equities Fund and the shareholders group plaintiffs separately filed briefs of amicus curiae in support of reversal of the District Court's decision. AlliedSignal filed its reply brief on October 23, 1998. AMP filed its brief in reply to the briefs of the amici curiae on October 29, 1998.

     On October 14, 1998, AMP filed in the District Court a motion for partial summary judgment on Count Four in the First Amended Complaint against AlliedSignal requesting that the Court find the shares of AMP Common Stock held by AlliedSignal to be "control shares" under Subchapter G of Chapter 25 of the Pennsylvania Business Corporation Law and seeking to have the Court enjoin AlliedSignal from voting such shares until its voting rights are restored in accordance with Subchapter G. On October 29, 1998, AlliedSignal filed its cross-motion for partial summary judgment dismissing Count Four in AMP's First Amended Complaint. AMP's reply memorandum of law was filed on November 4, 1998. The Court heard argument on the motion on November 4, 1998. No decision has been rendered.

     On October 21, 1998, the Court considered the question as to whether it had jurisdiction to review its order of October 8th in light of the appeal of that order pending in the Court of Appeals for the Third Circuit. The Court postponed until November 4, 1998 a hearing on AlliedSignal's compliance with the order and AMP's claims that the AlliedSignal nominees are irreconcilably conflicted and cannot be elected to the AMP Board and requested that each party file briefs on the jurisdictional issue. On October 21, 1998, the Court entered an order continuing the injunction under its October 8th order relating to AlliedSignal's consent solicitation until such time that the Court issues an order dissolving the injunction. This order was appealed to the Court of Appeals for the Third Circuit by AlliedSignal on October 23, 1998. On that same date AlliedSignal also filed a motion to consolidate all appeals pending with the Court of Appeals. On October 29, 1998, AMP responded to AlliedSignal's motion to consolidate the pending appeals.

     On October 22, 1998 AlliedSignal filed an emergency motion with the Court of Appeals for the Third Circuit seeking a stay of the injunction under the Court's October 8th order pending an expedited appeal or, in the alternative, for an emergency hearing on the merits of the issues on appeal. AMP filed its response to this emergency motion on October 26, 1998 and AlliedSignal in turn filed its reply brief on October 27, 1998. The Court of Appeals denied AlliedSignal's emergency motion in an order issued on November 2, 1998.

     On October 29, 1998 AMP filed its brief concerning the issue of the Court's jurisdiction to consider AlliedSignal's compliance with the October 8th order during the pendency of an appeal of that order. AlliedSignal's response was filed with the Court on November 2, 1998.

     At the hearing held on November 4, 1998, the Court determined that it would hear testimony and receive documentary and deposition evidence but could not take any action with respect to its October 8th Order until AlliedSignal arranged for the Court of Appeals to remand jurisdiction with respect to the injunction to the Court. Based on the evidence produced at the hearing, the Court ruled that AlliedSignal was not in compliance with the Court's October 8th order and that the consent solicitation remained enjoined until compliance was established. The Court also found no basis to prevent AlliedSignal's consent solicitation from proceeding by reason of irreconciliable conflicts.

     Another hearing was held on November 6, 1998 to establish AlliedSignal's compliance with the October 8th order. Again the Court found that AlliedSignal had not met the requirements of the October 8th order and continued the injunction.

MT Technologies, S.P.R.L. v Connectware, Inc., Cause No. 96-01963-C
-------------------------------------------------------------------

     On September 29, 1998 a judgment was entered against Connectware, Inc., a Delaware corporation and wholly owned subsidiary of the Company by the District Court of Dallas County, Texas 68th Judicial District for approximately $18.4 million dollars, including prejudgment interest. Connectware has filed a motion for a new trial, or alternately remittitur and a motion to modify or amend the award of prejudgment interest. The Company has established a reserve as of September 30, 1998.


ITEM 5.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

    Exhibit
    Number                      Description
    -------                     -----------

     10.A - Restricted Stock Agreement dated as of August 20, 1998 between AMP and Robert Ripp (incorporated by reference to Exhibit 30 of Amendment No. 6 to Schedule 14D-9 filed September 1, 1998)

     10.B - Amendment to Executive Severance Agreement, dated as of August 8, 1998, between AMP and Robert Ripp (incorporated by reference to Exhibit 31 of Amendment No. 6 to Schedule 14D-9 filed September 1, 1998)

     10.C - Form of Amendment to Executive Severance Agreement dated as of August 8, 1998 (incorporated by reference to Exhibit 4 of the Schedule 14D-9 dated August 21, 1998)

     10.D - Form of Amendment to Restricted Stock Agreement effective as of August 20, 1998 (incorporated by reference to Exhibit 5 of the Schedule 14D-9 dated August 21, 1998)

     10.E - AMP Incorporated Employee Severance Plan (incorporated by reference to Exhibit 6 of the Schedule 14D-9 dated August 21, 1998)

     10.F - Amendment to the AMP Incorporated Pension Plan, effective as of August 20, 1998 (incorporated by reference to Exhibit 7 of the Schedule 14D-9 dated August 21, 1998)

     10.G - Amendment No. 2 to the Rights Agreement dated as of August 12, 1998 (incorporated by reference to Exhibit 12 of the Schedule 14D-9 dated August 21, 1998)

     10.H - Amendment No. 3 to the Rights Agreement, dated August 20, 1998 (incorporated by reference to Exhibit 13 of the Schedule 14D-9 dated August 21, 1998)

     10.I - Amendment No. 4 to the Rights Agreement, dated September 17, 1998, by and between AMP and ChaseMellon Shareholder Service L.L.C., as Rights Agent (incorporated by reference to Exhibit 51 of Amendment No. 15 to the Schedule 14D-9 filed September 18, 1998)

     10.J - Commitment Letter, dated September 27, 1998, by and between Credit Suisse First Boston, DLJ Capital Funding, Inc. and AMP (incorporated by reference to Exhibit 67 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

     10.K - Commitment Letter, dated September 27, 1998, by and between Credit Suisse First Boston, DLJ Bridge Finance, Inc. and AMP (incorporated by reference to Exhibit 68 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

     10.L - Trust Agreement, dated September 28, 1998, between AMP and Wachovia Bank N.A. (incorporated by reference to Exhibit 69 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

     10.M - Stock Purchase Agreement, dated September 28, 1998, by and between AMP and Wachovia Bank N.A. [including, as an Appendix thereto, the form of promissory note] (incorporated by reference to Exhibit 70 of Amendment No. 20 to the
                    Schedule 14D-9 filed September 28, 1998)

     10.N - Letter Agreement, dated August 20, 1998, by and between AMP and James E. Marley (incorporated by reference to
                    Exhibit 84 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

     10.O - Letter Agreement, dated August 20, 1998, by and between AMP and William J. Hudson (incorporated by reference to
                    Exhibit 85 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

     10.P - Second Amendment to the Supplemental Executive Pension Plan effective July 1, 1998

     10.Q - Fifth Amendment to the AMP Incorporated Pension Restoration Plan dated July 1, 1998

     10.R - Consulting, Confidentiality and Non-Competition Agreement and Release between AMP and Javad K. Hassan, dated
                    July 24, 1998

     10.S - AMP Incorporated Retention Bonus Program, authorized as of August 20, 1998

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 16, 1998              AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/ William S. Urkiel
                                 ----------------------------------
                                   William S. Urkiel
                                   Vice President and
                                   Chief Financial Officer

                                 By:  /s/ Mark E. Lang
                                 ----------------------------------
                                   Mark E. Lang
                                   Controller


                                  EXHIBIT INDEX
                                  -------------

    Exhibit
    Number                      Description
    -------                     -----------


     10.A - Restricted Stock Agreement dated as of August 20, 1998 between AMP and Robert Ripp (incorporated by reference to Exhibit 30 of Amendment No. 6 to Schedule 14D-9 filed September 1, 1998)

     10.B - Amendment to Executive Severance Agreement, dated as of August 8, 1998, between AMP and Robert Ripp (incorporated by reference to Exhibit 31 of Amendment No. 6 to Schedule 14D-9 filed September 1, 1998)

     10.C - Form of Amendment to Executive Severance Agreement dated as of August 8, 1998 (incorporated by reference to Exhibit 4 of the Schedule 14D-9 dated August 21, 1998)

     10.D - Form of Amendment to Restricted Stock Agreement effective as of August 20, 1998 (incorporated by reference to Exhibit 5 of the Schedule 14D-9 dated August 21, 1998)

     10.E - AMP Incorporated Employee Severance Plan (incorporated by reference to Exhibit 6 of the Schedule 14D-9 dated August 21, 1998)

     10.F - Amendment to the AMP Incorporated Pension Plan, effective as of August 20, 1998 (incorporated by reference to Exhibit 7 of the Schedule 14D-9 dated August 21, 1998)

     10.G - Amendment No. 2 to the Rights Agreement dated as of August 12, 1998 (incorporated by reference to Exhibit 12 of the Schedule 14D-9 dated August 21, 1998)

     10.H - Amendment No. 3 to the Rights Agreement, dated August 20, 1998 (incorporated by reference to Exhibit 13 of the Schedule 14D-9 dated August 21, 1998)

     10.I - Amendment No. 4 to the Rights Agreement, dated September 17, 1998, by and between AMP and ChaseMellon Shareholder Service L.L.C., as Rights Agent (incorporated by reference to Exhibit 51 of Amendment No. 15 to the Schedule 14D-9 filed September 18, 1998)

     10.J - Commitment Letter, dated September 27, 1998, by and between Credit Suisse First Boston, DLJ Capital Funding, Inc. and AMP (incorporated by reference to Exhibit 67 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

     10.K - Commitment Letter, dated September 27, 1998, by and between Credit Suisse First Boston, DLJ Bridge Finance, Inc. and AMP (incorporated by reference to Exhibit 68 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

     10.L - Trust Agreement, dated September 28, 1998, between AMP and Wachovia Bank N.A. (incorporated by reference to Exhibit 69 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

     10.M - Stock Purchase Agreement, dated September 28, 1998, by and between AMP and Wachovia Bank N.A. [including, as an Appendix thereto, the form of promissory note] (incorporated by reference to Exhibit 70 of Amendment No. 20 to the
                    Schedule 14D-9 filed September 28, 1998)

     10.N - Letter Agreement, dated August 20, 1998, by and between AMP and James E. Marley (incorporated by reference to
                    Exhibit 84 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

     10.O - Letter Agreement, dated August 20, 1998, by and between AMP and William J. Hudson (incorporated by reference to
                    Exhibit 85 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

     10.P - Second Amendment to the Supplemental Executive Pension Plan effective July 1, 1998

     10.Q - Fifth Amendment to the AMP Incorporated Pension Restoration Plan dated July 1, 1998

     10.R - Consulting, Confidentiality and Non-Competition Agreement and Release between AMP and Javad K. Hassan, dated
                    July 24, 1998

     10.S - AMP Incorporated Retention Bonus Program, authorized as of August 20, 1998