Form 10-K
period 1998-12-31
AMP INC
filed 1999-03-26
CIK 6164

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

            For the fiscal year ended December 31, 1998

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

      Common Stock (without Par Value)                   New York
(Outstanding at 3/10/99 - 219,071,968 shares)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999: $11,625,742,458 (215,291,527 shares at $54.00 per share). For purposes of the foregoing calculation, all directors and executive officers have been deemed to be affiliates, but such assumption should not be construed as a determination by the registrant that all such individuals are in fact affiliates of the registrant.

===============================================================================
Documents Incorporated by Reference:

     1. Cited portions of the AMP Incorporated Report on Form 10-Q for the quarter ended September 30, 1998.


                  10-K REPORT FOR YEAR ENDED DECEMBER 31, 1997
PART I.

ITEM 1.   BUSINESS

     AMP Incorporated designs, manufactures and markets a broad range of electronic, electrical and electro-optic connection devices and an expanding number of interconnection systems and connector-intensive assemblies. The Company's products have potential uses wherever an electronic, electrical, computer or telecommunications system is involved, and are becoming increasingly critical to the performance of these systems as voice, data and video communications converge. The Company's customers are as diverse as the products themselves, and include such differing types of accounts as original equipment manufacturers and their subcontractors, utilities, government agencies, distributors, value-added resellers, and customers who install, maintain and repair equipment. The industries covered by these accounts include automotive, power technology, computer/consumer, communications equipment, industrial and end user. The Company markets its products worldwide primarily through its own direct sales force, but also through distributors and value-added resellers to respond to customer buying preferences. In 1998, 83% of product was sold through direct channels to market and 17% through distribution. The Company has established facilities in 53 countries to serve customers in the current and emerging markets throughout the world. The Company is positioning itself to be a market-driven, "GLOBE-ABLE" organization.

     The Company was incorporated in 1941 as a New Jersey corporation under the name Aircraft-Marine Products, Inc. At that time the focus of the Company's operations was the terminal business. In 1952 the Company established its first international operations, located in Canada and France. In 1956 the Company changed its name to AMP Incorporated and became publicly owned. During the 1960s and 1970s the Company expanded its focus to varying types of connectors, including those required in the computer industry. The Company reincorporated in Pennsylvania in 1989. The world leader in electronic/electrical connection devices and associated application tools and machines, over the past 5 years the Company has been diversifying into total interconnection systems, related components, and connector-intensive assemblies. At the end of 1998 the Company employed approximately 48,500 people worldwide.

     Markets
     -------
     The Company serves over 91,000 customers located in over 143 countries, covering many diverse markets. Key financial measures charting the development of the Company's business during the past five years are set forth in the "Historical Data" table in Part II, Item 6 of this Report. The Company's diversification of worldwide sales is evidenced by the following table:

GEOGRAPHIC SEGMENTS                   1998      1997      1996
(percent)

     Americas                          50        50        49
     Europe/Middle East/Africa         30        30        32
     Asia/Pacific                      20        20        19

For 1998, the Company's sales were distributed across general markets as follows:

MARKETS
(percent)

     Computer/Consumer                     20
     Communications Equipment              15
     Automotive                            26
     Industrial                            21
     End User                              11
     All Other                              7

     The business in which the Company is engaged is highly competitive. The number of competitors is estimated at over 1,600 worldwide, and the Company faces aggressive direct and indirect competition for all its products. The markets served by the Company have generally been growing as a whole in spite of increasing price erosion. Most of the Company's products involve technical competence in their development and manufacture. Generally speaking, the Company competes primarily by offering high-quality, technical products and associated application tooling, with an emphasis on product performance, timely delivery and service. The Company has experienced price pressures in its markets, particularly in the personal computer and cellular/mobile phone markets. The Company's broad range of products, worldwide sales and marketing presence, and service innovations serve to differentiate the Company from its competitors and positions the Company to become a supplier of choice to many customers as they reduce their supplier lists and seek global sourcing contracts. The service innovations offered by the Company include the computer-equipped product information and order handling departments, the automated fax service, the use of computer disks to communicate engineering and drawing data, an Internet product catalog, the expedited sample request delivery system, global account management, and the EDI order system.

     In addition, the Company has distinguished itself by its development of new and improved products and technologies. In 1998 the Company, through its intellectual property holding company The Whitaker Corporation, received 231 U.S. patents. The Company has over 15,000 patents or utility models issued or pending throughout the world. AMP ranks 23rd among U.S. corporations and 50th among all patentees for U.S. patents granted during 1998. The Company aggressively enforces its patents to preserve its proprietary technological advantages.

     The Company's backlog of unfilled orders decreased in 1998 to $892 million at year-end compared to $944 million at year-end 1997. A majority of these orders were for delivery within the next 90 days, and all were scheduled for delivery within 12 months.

     The primary seasonal effect generally experienced by the Company is in the 3rd quarter when there usually is a temporary leveling off or modest drop in the rate of new orders and shipments. This seasonal decline in the rate of new orders and shipments is caused by the softening of customer demand in certain markets such as appliances, automotive and home entertainment goods arising from model year changeovers, plant vacations and closedowns, and other traditional seasonal practices. This effect is usually most evident in the Company's Europe/Middle East/Africa and Asia/Pacific regions, compared against sales results of the 2nd quarter.

     The Company's normal terms of sale are net 30 days, and the average days outstanding for accounts receivable averages 46.5 days in the U.S. and 68.4 days on a global basis. The Company warrants most of its products against defects in materials and workmanship under normal use for periods of up to 1 year. In markets for complete systems, such as the networking/premise wiring markets, the Company provides an extended warranty when exclusively AMP products, tools and training are used in an installation. The Company's warranty experience is generally favorable, with a low rate of product return. An extensive distributor network, together with the Company's own highly automated regional distribution center system, is utilized to provide timely delivery of products to the customers.

     Products
     --------
     The Company manufactures and sells more than 900,000 parts in over 450 global product lines, including terminals; fiber-optic, printed circuit board and cable connectors and assemblies; connectorized printed circuit boards; cable and cabling systems; wireless; and related application tools and machines. The terminals and connectors competency that encompasses electronic/electrical connection, switching and programming devices and associated application tools and machines represents 75% of the Company's business. Included within this competency is a great variety of types and sizes. These product families generally involve the same or very similar basic technologies, materials, production processes and marketing approaches. The common manufacturing capabilities, which have become core competencies of the Company, include connectivity technology, high speed precision metal stamping, precision metal plating, plastic molding, and automated assembly of small metal and plastic parts. The Company sells some of its products in strip form or on reels which are applied by customers with special application machines and special tools. The balance of products and competencies include the Company's cable systems products, value-added and wireless businesses and pre-assembled devices and other products that do not require application tools or machines, and in 1998 represented 25% of total Company sales. Over 87% of sales are of products in just three Standard Industrial Classification (SIC) 4-digit codes: Electronic Connectors; Electronic Components - NEC; and Current Carrying Wiring Devices.

     Application tooling has been and remains an integral part of the Company's sales strategy and growth for many of the Company's products. The Company has provided thousands of application machines to customers on either a lease or purchase basis, and has sold millions of manual and power tools to customers to apply the Company's products to wires, cables, printed circuit boards and flexible circuitry. In the past decade the Company has introduced more than 160 new types of machines and tools, ranging from hand tools for maintenance and repair to computer-controlled machines that make thousands of connections per hour and continuously monitor the quality of the connections as they are made. The Company has always marketed products on the basis of total applied cost -- not product price alone -- and the Company's concentration on providing fast and reliable application methods should give the Company an advantage as concerns for productivity, quality and system performance continue to rise. The Company's field service engineers throughout the world install this applicating equipment, train customer personnel to operate, maintain and service it, and provide emergency service.

     In addition to the total applied cost approach to marketing product, a fundamental concept of AMP marketing is to seek early involvement in customer design activities. The Company enhanced its capabilities in this approach in recent years by a unique consulting service through which the Company can computer simulate interconnection systems, thus reducing the time and costs associated with the design phase.

     While the Company is seeking to widen its leadership in the terminal and connector product area, it also has diversified into total interconnection systems and higher value assemblies. This increased the potential markets being addressed by the Company from approximately $28 billion to around $61 billion. Part of this new breadth of potential business will come from cables, fiber-optic and electro-optical networking, and flexible circuitry based connectors that expand the Company's connector and interconnection technology. Another source for expansion is interconnection solutions, such as cable, board and panel assemblies, that are logically related to those connector and interconnection competencies. The final thrust toward new opportunities for growth addresses needs for wireless communication, networking/premise wiring hardware and related services, multi-media applications to address the convergence of the telecommunications and personal computer industries and the development of telematics and mechatronics in the automotive industry.

     The Company is accomplishing this growth by new product development as well as by numerous small, strategic acquisitions, minority interest investments, joint ventures and other strategic alliances. Acquisitions provide technologies that are key to entering or enhancing the Company's participation in the respective markets and will form a cornerstone for the Company's expansion of its potential business. New products, representing products and product extensions introduced during the last 3 years, now comprise over 9% of current sales. In 1998 the Company added over 100,000 new part numbers, representing both new product part numbers and part numbers for extensions of existing products. Much of this growth, whether by new product development or acquisitions and alliances, focuses on the fastest growing sectors and major trends in the electronic and electrical markets -- such as miniaturization, high speed circuitry, networking, wireless transmission, electro-optics, conversion to digital, software integration with hardware, and the convergence of computer and communications technologies.

     Operations
     ----------
     AMP is a global marketing, sales, engineering and manufacturing interconnection systems company with principal offices located in Pennsylvania. AMP maintains a strong local presence in the principal countries in which it operates through its traditional geographic organizations: the Americas; Asia/Pacific; and Europe/Middle East/Africa. The geographic organizations manage the daily activities of terminal and connector manufacturing and regional and local sales and customer logistics.

     Strategic marketing and global account sales efforts are performed centrally for the automotive, communications, personal computer and consumer electronics industry markets. Strategic marketing for the end user, industrial machinery and instrumentation, appliance and aerospace markets is controlled centrally and executed, along with the related sales activities, by geographic sales organizations.

     Manufacturing responsibilities for the fiber, optoelectroncis and wireless products are managed by the global industry business organization. Manufacturing responsibilites for terminal and connector and cable products are managed centrally by the global operations organization.

     AMP has been aggressively locating manufacturing and sales operations where cutomers' operations and local market opportunities coincide to make it a positive investment climate. Since 1990, AMP has either finalized plans for or actually started sales or manufacturing operations in India, Chile, China, Colombia, Greece, Hungary, the Philippines, Thailand, The Czech Republic, Poland, Turkey, Ireland, Israel, Russia, South Africa and Slovenia. During this period, marketing activities have been extended into Indonesia, Vietnam, Pakistan, Croatia, Eastern Europe, Egypt and the Middle East.

     Extensive efforts are also being undertaken to maximize the utilization of the Company's human resources. Training, development, education, empowerment through the delegation of more authority and responsibility, employee teams, performance-linked pay, centralized recruiting and programs to encourage recognition of outstanding achievements are being promoted to increase the involvement and effectiveness of employees. The employees also are being provided with the computers, communication systems, business machines and scientific/engineering equipment necessary for them to realize their full potential. The Company is implementing a global wide area network, expanding electronic mail and video conferencing capabilities worldwide, and instituting a business enterprise information system to support global decision making. Additional regional training centers are being established to facilitate the distribution of these learning and awareness methods throughout the world. For better leveraging of the Company's basic manufacturing capabilities into all areas of production, certain business units and subsidiaries have also been designated as "Regional Centers of Competency" in specific product/market categories.

     Worldwide, the quality management systems of the Company's business units and their associated facilities, representing virtually all of the Company's manufacturing operations, have either received or have been recommended for certification to the appropriate ISO 9000 standard. In addition, appropriate business units in the Company have qualified for or are striving to qualify for the more demanding QS 9000 standard that predominates in the automotive industry. Qualification to these common standards should help ensure that the Company's products and services will be of uniformly high quality wherever they are manufactured, sold or provided throughout the world. Also, the Company continues to implement the rigorous Manufacturing Requirements Planning (MRP) II, Class A standards for manufacturing requirements planning systems. Manufacturing employment increased in 1998 to more than 32,600 people.

     Product standards continue to play an increasingly important role in the development and marketing of new products and the shaping of new markets. The Company takes an active role in the development of industry standards that affect its products, technologies and development activities. A capable corporate group of standards professionals and a global network of Company employees, through their participation in over 800 industry associations, working groups, and standards-setting bodies, are involved in laying the groundwork for the acceptance of the Company's products under applicable standards. In 1998 over 57 standards were published that involved AMP products, processes and technology.

     The Company has a corporate-wide program for managing current and emerging environmental issues on a global basis. Executive management and the Company's Global Environmental Health & Safety Department are actively involved in guiding the Company's comprehensive environmental management program and integrating environmental management into ongoing operations, business strategies and new acquisitions. The global environmental program includes uniform standards, environmental auditing, due diligence for acquisitions, proactive property assessments, training at all levels and periodic benchmarking. Additionally, product design incorporates environmental considerations to meet customers' needs and environmental concerns.

     The Company is not aware of any material claims against its assets relating to environmental matters, based on current information. The costs to the Company of compliance with known and anticipated legal, regulatory, industry and corporate environmental requirements are not expected to have a material effect on the Company's financial position, results of operations, liquidity and capital resources, or the Company's competitive position. However, the Company faces certain liabilities for investigative and remedial costs as a result of past operations. The Company is currently named as a Potentially Responsible Party at eight National Priorities List ("NPL") sites in the U.S. owned by third parties, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), and three "State Superfund" sites. Total costs for these sites are not expected to exceed $2 million.

     The Company also is investigating potential liability at 30 of its current or former facilities. Investigations or remediations are ongoing at these properties as required by government regulations or as part of the Company's property management policy. Based upon current information, expenses for these sites are not expected to exceed $34 million in the aggregate over the next 5 years.

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

     Product Development
     -------------------
     The Company is committed to an ongoing program of new product development and a continual expansion of its technical capabilities. This broadening of products and capabilities is made possible through both internal development efforts and external strategic relationships. Such external relationships include acquisitions, minority equity investment positions, joint ventures, alliances, research contracts, teaming arrangements, licensing and the like with dozens of customers, suppliers, consortiums, universities and research institutes. The global technology office works closely with the global business units and competencies and unifies the Company's technology resources, including over 5,700 engineers.

     Research and development expenditures for the creation and application of new and improved products and processes were $325 million in 1998, $320 million in 1997 and $315 million in 1996. Total spending on research, development and engineering (RD&E) was $580 million, $579 million and $579 million in 1998, 1997 and 1996 respectively, representing 10.6%, 10.1% and% 10.6% respectively, of consolidated net sales.

     Profit Improvement Plan
     -----------------------
     AMP's profit improvement plan, the first elements of which were announced in June 1998, reflects AMP's commitment to improve significantly its operating margins and financial performance. In particular, AMP expects the profit improvement plan to result in annual savings of more than $400 million per year beginning in the year 2000 and generate an operating margin of at least 13.5% in 1999 and an operating margin of at least 16.5% in the year 2000.

Key elements of the Profit Improvement Plan include:

*    Reducing costs through reductions in support staff and support functions

     AMP has announced that it will reduce its support staff on a net basis (gross reductions less new hires) by at least 3,500 worldwide through a combination of early retirement, attrition and layoffs. As part of this program, AMP will outsource certain support activities to allow
     AMP to focus resources on core businesses and provide flexibility to respond to fluctuations in product demand. As of December 31, 1998, AMP has exceeded its objectives and identified in excess of 4,200 net support staff reductions worldwide. Approximately 1,500 of the support staff reductions are from international subsidiaries. In addition, AMP has reduced the number of its temporary and contract employees.

* Reshaping AMP's manufacturing into a "global manufacturing competency" through plant closings, consolidations and other activities

     The streamlining and consolidation of the Terminal and Connector operation, which represents the majority of AMP's sales, resulted in the closing of six plants in 1998, while additional sites have been announced for consolidation and/or closing. Additionally, AMP is stepping up activities to support the fast growing marketplace outside the United States by shifting production closer to customers, thereby reducing transportation and other costs, and relying on simpler, manual operations in each region for high-volume, quick turnaround orders.

     During the second half of 1998, AMP recorded $415.0 million of pre-tax restructuring charges and other one-time charges to further the implementation of its Profit Improvement Plan.

* Simplifying AMP's operating structure and providing for greater accountability

     In August 1998, Robert Ripp was appointed Chairman and CEO of AMP with overall responsibility for implementing the Profit Improvement Plan. Direct reports have been cut from 22 to 7, and each of a limited number of executives has been charged with the responsibility of achieving a specified portion of the expected cost savings.

* AMP's focus on customer service and pricing policies to enhance its competitiveness in the marketplace and responsiveness to customer demands

     AMP has launched new customer-focused programs to make the ordering, pricing and delivery systems simpler and more responsive to customers. AMP will replicate these programs, which have begun in the United States, in other regions of the world. These include 24-hour customer service and shipment on more than 10,000 widely used part numbers, simplified pricing and a larger sales force to improve account coverage and presence at customer facilities.

     The Profit Improvement Plan is designed to provide AMP with a more simplified, results-oriented structure focused on enhancing performance and creating value. AMP is committed to accelerating the implementation of, and enhancing the steps being taken in connection with, the Profit Improvement Plan. The Company continues to implement the Plan and expects that it will take substantial charges in 1999 in connection with the Profit Improvement Plan.

            Cautionary Statements for Purposes of the "Safe Harbor"
            --------------------------------------------------------

     Statements made by AMP Incorporated in written or oral form to various persons, including statements made in this Report and other filings with the SEC, that are not strictly historical facts are "forward-looking statements" within the meaning of the United States Private Securites Litigation Reform Act of 1995. Such statements are based on current expectations about the markets in which the Company does business and assumptions made by management and should be considered as subject to risks and uncertainties that exist in the Company's operations and business environment and could render actual outcomes and results materially different than predicted. In particular, any statements regarding the benefits of the proposed merger between AMP and Tyco, as well as expectations with respect to future earnings, sales, operating efficiencies and product expansion are subject to known and unknown risks, uncertanties and contingencies, many of which are beyond the control of AMP, which may cause actual results, achievements or performance to differ materially from those anticipated. The following includes some, but not all, of the factors or uncertainties that could cause AMP to miss its projections:

* The realization of the benefits anticipated from the strategic initiatives described in this Report will depend, in part, on management's ability to execute its business plan and to motivate properly the AMP employees whose number has been reduced as a result of these initiatives and the proposed merger with Tyco.

* The effects of extreme changes in monetary and fiscal policies, in the U.S. and abroad. This would include extreme currency fluctuations in the Japanese Yen and German Mark, continued strengthening of the U.S. dollar, and unforeseen inflationary pressure.

* The ability to integrate AMP into Tyco's operations if and when the proposed merger is approved by the shareholders and implemented.

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

* Conversion to the Euro could cause unforeseen negative impact on the Company's currency exchange rate exposure given the increased number of transactions that will be conducted in that currency, and as the Company moves toward publishing prices in Euros, the resulting price transparency increases the risk of associated price erosion.

* Unpredictable difficulties or delays in the development of key new product programs, particularly in some of the Company's non-traditional businesses.

* Unforeseen interruptions to AMP markets due to strikes that have regional or multi-industry impacts.

*    Rapid escalation of the cost of regulatory compliance and litigation.

* Unpredictable governmental policies and actions including, but not limited to, protectionism, sourcing requirements, confiscation of assets, and reductions in public spending.

* Unforeseen intergovernmental conflicts or actions, including but not limited to, armed conflict and trade wars. For example, the possibility of armed conflict with Iraq, and the conflict in Croatia.

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

* Unforeseen Year 2000 compliance issues, both within AMP and among our customers and suppliers including suppliers of electricity, water and other utilities and in general among the business and governmental communities, could negatively impact our business results.

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


ITEM 2.   PROPERTIES

     The Company has approximately 17.5 million sq. ft. of floor space in 345 facilities located in the United States and 53 other countries. Facilities were enlarged or added in 3 countries during 1998, representing an increase of approximately 510,000 sq. ft.; international construction projects included Germany and Singapore. In the United States a large consolidated manufacturing plant in Jonestown, PA was completed. Plans for 1999 include construction efforts on manufacturing facilities in Mexico and Shunde, China and expansion of warehousing in Woert, Germany.

     Worldwide, approximately 11.4 million sq. ft. of floor space in 136 major facilities (5,000 sq. ft. or larger) located in 28 countries is devoted to production operations, and approximately an additional 6.1 million sq. ft. in 93 major facilities located in 28 countries is utilized for engineers, scientists, technicians, researchers, office support personnel and warehousing. Major U.S. manufacturing, warehousing and administrative facilities are located in Pennsylvania (50), North Carolina (23), California (9), Massachusetts (7), Texas
(3), Oregon (4), Maryland (1), New Jersey (2), South Carolina (1), Arizona (1), Colorado (1), Delaware (1), Florida (1), Illinois (1), Kentucky (1), Puerto Rico
(1), Michigan (1) and Virginia (1). Nearly half of these facilities are manufacturing plants. The Company's operations in countries other than the U.S. involve 115 major facilites located throughout the world, 69 of which perform manufacturing functions and 32 of which have office/marketing/engineering/ research functions, and 14 of which perform warehousing functions.

     The Company's facilities are generally modern, well maintained and diversified geographically within regions, with the typical size of major facilities in the 70,000 to 100,000 sq. ft. range. No single facility is material to the Company's business. The Company owns approximately 85% of its floor space, free of encumbrances and leases the balance. The Company owns most of its major facilities. Most of the leases on the other major manufacturing and administrative facilities provide the right to renew or purchase.

     As part of the Profit Improvement Plan, the Company intends to close 27 manufacturing plants and 26 administrative facilities worldwide. Of the manufacturing plants scheduled for closing, 12 are located outside of the United States. Ten of the administrative facilities scheduled to be closed are located outside of the United States.

     Capital expenditures were $476 million in 1998, down from $481 million in 1997 and $592 million in 1996. Capital expenditures for 1999 are expected to be similar to the 1998 expenditures. Approximately three quarters of the 1998 capital expenditures were for buildings, machinery and equipment, molds and dies for production of new products, productivity improvements or capacity in new or lower cost markets.

     Typically, the Company does not measure its composite manufacturing capacity utilization because various factors make determining a composite capacity utilization figure unreliable. These factors include the numerous processes employed by the Company to manufacture its products and the nature of the Company's assembly equipment. Much of the assembly equipment is unique to specialized product; accordingly, the utilization of this equipment is lower than the more common processes used by the Company. With increased reliance on seven day, three shift work weeks and as a result of the capital expenditures described above, the Company believes it has adequate capacity to accommodate anticipated sales growth in existing products and continued development of new products.

ITEM 3.   LEGAL PROCEEDINGS

     The discussion in Part II Item 1 of the Company's Report on Form 10-Q for the quarter ended September 30, 1998 under the headings "AlliedSignal Corporation v AMP Incorporated, Civil Action No. 98-CV-4058;" "Blum v William J. Hudson, Jr. et al., Civil Action No. 98-CV-4109;" "Silver v AMP Incorporated et al., Civil Action No. 98-CV-4120;" "Goldstein v AMP Incorporated, et al. Civil Action No. 98-CV-4127;" "Margolis Partnership v AMP Incorporated, et al., Civil Action No. 98-CV-4187" and "AMP Incorporated v AlliedSignal Corporation, et al., Civil Action No. 98-CV-4405" is incorporated by reference.

     Since the filing of the Report on Form 10-Q for the quarter ended September 30, 1998, several more conferences among the Court and the parties occurred regarding the nominees' understanding of the conflicts of interest issue and AlliedSignal's disclosure about that issue in its consent statement to be distributed to AMP's shareholders. As a result of these conferences, the Court required further disclosure. On November 20, 1998, the Court, having concluded that the disclosure was adequate, dissolved the injunction of the consent solicitation. At the same time, the Court ordered that while AlliedSignal could proceed with the consent solicitation, the nominees would be enjoined from being seated on the AMP board until the Court of Appeals decides whether the conflicts the nominees would face, if elected, are so pervasive that, as a matter of Pennsylvania law, they should not be seated as directors of AMP. AMP filed a notice of appeal with respect to the District Court's rulings regarding the irreconcilable conflicts issue on November 23, 1998.

     On October 15, 1998, AMP moved for summary judgment, a declaratory judgment and injunctive relief with respect to its claim that the Pennsylvania Control-Share Acquisition Statute bars AlliedSignal from voting the AMP shares it acquired in its tender offer. AlliedSignal filed a cross motion for summary judgment on October 29, 1998. On November 18, 1998, the District Court granted AMP's motion for partial summary judgement. The District Court ruled that the shares of AMP common stock owned by AlliedSignal are "control shares" under Pennsylvania law. As a result, the Court issued an order enjoining AlliedSignal from voting any shares of AMP's common stock owned by AlliedSignal unless and until AlliedSignal's voting rights are restored under Pennsylvania law. On November 24, 1998, AlliedSignal appealed the November 18, 1998 Order.

     AMP's appeal of the irreconcilable conflicts issue and AlliedSignal's appeal of the "control shares" issue were fully briefed by January 7, 1999. The parties subsequently provided a status update to the Court of Appeals, at which time it was determined that AlliedSignal's appeal regarding AMP's amendments to its Rights Agreement, which had been fully briefed earlier, and AMP's appeal regarding the irreconcilable conflicts of AlliedSignal's nominees should be held in abeyance, pending the proposed merger of Tyco and AMP. Arguments in the third matter before the Court of Appeals - whether the shares of AMP common stock acquired by AlliedSignal are "control shares" which cannot be voted - were held on January 20, 1999. On February 18, 1999 the Court of Appeals reversed the District Court's November 18, 1998 Order and remanded the matter to the District court for further proceedings.

     MT Technologies, S.P.R.L. v Connectware, Inc., Case No. 96-01963-C
     ------------------------------------------------------------------

     The litigation and disputes between Connectware, Inc., a Delaware Corporation and wholly owned subsidiary of the Company, and MT Technologies, S.P.R.L. have been settled on terms agreeable to the parties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITYHOLDER MATTERS

     The Company's common stock, no par value, is listed on the New York Stock Exchange and is traded on the New York, Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges under the symbol "AMP". Options in the Company's common stock are traded on the Chicago Exchange. As of March 10, 1999 there were approximately 13,061 holders of record of the Company's common stock. Over 80% of the outstanding shares of the Company's common stock are held by over 500 institutions.

     The following table sets forth the high and low sales prices for the Company's common stock for each full quarterly period during the calendar years ended December 31, 1998 and 1997, as reported on the New York Stock Exchange Composite Tape.

                For the Year           Stock Price Range
                ------------           -----------------

          1997 - First Quarter          $43.0000 - $33.8750
               - Second Quarter         $43.1250 - $33.1250
               - Third Quarter          $56.6875 - $41.7500
               - Fourth Quarter         $54.2500 - $39.0625

          1998 - First Quarter          $44.6875 - $36.6250
               - Second Quarter         $44.1875 - $33.5000
               - Third Quarter          $43.0000 - $28.1250
               - Fourth Quarter         $52.8750 - $34.3750

     Annual dividends, which are paid on a quarterly basis, have increased for 44 consecutive years. The compound annual growth rate for the Company's annual dividends for the 5-year period ended December 31, 1998 is approximately 6.2%. Annual dividends on a per share basis were $1.04 in 1997 and $1.08 in 1998. The quarterly dividend increased to $.27 on March 2, 1998 and remained $.27 per share for the dividend paid in the first quarter of 1999.


ITEM 6.   SELECTED FINANCIAL DATA

     Set forth below is certain selected consolidated financial data for the Company and its subsidiaries covering the five calendar year periods ended December 31, 1998. This summary should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data provided in Part II, Items 7 and 8, respectively, of this Report. All financial amounts and per share data have been restated to account for the pooling-of-interests with M/A-COM, Inc. on June 30, 1995.

AMP Incorporated and subsidiaries

Historical Data

(dollars in millions except per       1998<F1>   1997<F2>     1996<F2>      1995           1994
        share data)
For the Year <F6>
Net Sales                         $ 5,481.6     $5,745.2      $5,468.0     $5,227.2      $4,369.1
Gross Income                        1,578.1      1,849.0       1,633.7      1,763.6       1,546.9
Selling, General and
     Administrative Expenses        1,071.8      1,103.2       1,033.0      1,045.6         886.9
Restructuring and One-time
     Charges/(Credits) <F1><F2>       354.6        (21.3)         98.0           --            --
Income from Operations                151.7        767.1         502.7        718.0         660.0
    Operating Margin                    2.8%       13.4%          9.2%        13.7%         15.1%
Interest Expense <F3>                 (63.4)       (31.8)        (31.2)       (36.8)        (29.2)
Other Deductions, net <F4>            (84.9)       (57.3)        (33.2)       (13.4)        (32.0)
Income Before Income Taxes              3.4        678.0         438.3        667.7         598.8
    Pretax Margin                       0.1%        11.8%          8.0%        12.8%         13.7%
Income Taxes                            1.1        220.3         151.3        240.4         225.0
     Effective Tax Rate                32.5%        32.5%         34.5%        36.0%         37.6%
Income from Continuing Operations       2.3        457.6         287.0        427.3         373.8
     Basic EPS <F5><F7>               $0.01        $2.08         $1.31        $1.97         $1.72
     Diluted EPS <F5><F7>             $0.01        $2.08         $1.31        $1.96         $1.72
Cumulative Effect of Accounting
     Changes <F8>                       --          15.5            --           --            --
     Basic and Diluted EPS <F5><F7>     --         $0.07            --           --            --
Net Income                              2.3        473.1         287.0        427.3         373.8
     Basic EPS <F5><F7>               $0.01        $2.15         $1.31        $1.97         $1.72
     Diluted EPS <F5><F7>             $0.01        $2.15         $1.31        $1.96         $1.72
Cash Dividends                        236.2        228.2         218.9        196.5         176.2
     Per Share <F5>                   $1.08        $1.04         $1.00        $0.92         $0.84
Capital Expenditures                  475.9        481.3         592.3        713.0         472.6
Depreciation and Amortization         424.3        439.0         424.1        361.4         324.5
Total Research, Development,
      and Engineering Expense         580.0        578.7         579.3        567.7         477.7

At December 31

Working Capital                    $1,146.1     $1,204.5        $911.3     $1,011.8      $1,067.4
Property, Plant and Equipment, Net  1,889.1      1,916.0       2,027.6      1,938.3       1,574.7
Total Assets                        4,785.8      4,840.0       4,685.7      4,504.7       4,092.6
    % Return on Assets <F6>             0.0%         9.6%          6.2%         9.9%          9.9%
Long-Term Debt                        216.8        159.7         181.6        212.5         278.8
Total Debt                            701.8        624.9         601.0        530.7         461.2
Shareholders' Equity                2,664.3      2,943.4       2,789.9      2,768.0       2,495.8
    % Return on Shareholders'
    Equity <F6>                         0.1%        16.0%         10.3%        16.2%         15.9%
Book Value Per Share <F5>            $12.17       $13.39        $12.70       $12.71        $11.50
Backlog                               891.9        944.0         970.0      1,000.0         825.0
Number of Employees                  48,535       46,526        44,985       40,800        34,000
Floor Space (sq. ft. in millions)      17.5         17.1          16.1         14.6          12.0
Shares Outstanding For EPS
 Calculations <F5><F7> (in millions)
    Basic EPS Calculation             219.1        219.8         219.2        217.3         217.0
    Diluted EPS Calculation           219.9        220.4         219.6        217.7         217.0

<F1> Restructuring and one-time charges were recorded in 1998 in connection with the announced Profit Improvement Plan, which included the reduction of support and production staff throughout all business units and the consolidation of manufacturing plants and other facilities. See Note 2 to the Consolidated Financial Statements.
<F2> Restructuring and one-time charges were recorded in 1996 primarily as a result of the Company's decision to exit certain product lines, manufacturing operations and investments. These charges were adjusted in 1997. See Note 2 to the Consolidated Financial Statements.
<F3> 1998 interest expense includes $29.75 million related to proposed financing associated with the cancelled self-tender offer. See Notes 8 and 17 to the Consolidated Financial Statements.
<F4> 1998 other deductions, net include $41.8 million in defense of the hostile takeover attempt by AlliedSignal and $20.0 million related to estimated litigation settlements.
<F5> Share data has been adjusted for the 2-for-1 stock split in 1995.
<F6> Computed based on income from continuing operations divided by average total assets or shareholders' equity, as applicable, each year.
<F7> Appropriate per share data has been adjusted for the effects of SFAS No.
     128. See Note 1 to the Consolidated Financial Statements.
<F8> 1997 accounting changes represent a change to inventory costing methodology to include manufacturing engineering costs and a change in capacity assumptions used to determine inventory costs. See Note 1 to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1998 COMPARED WITH 1997

     Sales for the year ended December 31, 1998 were $5.48 billion, decreasing 2.3% in local currencies and 4.6% in reported U.S. dollars from $5.75 billion in 1997. The strengthening of the U.S. dollar during 1998 resulted in the reduction of reported net sales of $131 million. Sales for the year decreased 1.6% in local currencies after adjusting for the impact of divestitures in 1997 and 1998.

     Terminal and connector product sales, which represent more than 75% of the total product sales, decreased approximately 2.5% in local currencies. A significant part of the decline was related to weakening market conditions, especially in Asia/Pacific, as a result of the economic crisis of 1998. In 1997, the Company's sales outperformed the average market growth. Other factors contributing to the slowdown in the terminal and connector business included weakness in the U.S. desktop personal computer business and component inventory reductions made by customers in the communications industry and within the distributor channel. Terminal and connector sales to automotive customers partially offset these decreases with good growth in both Europe and the United States.

     Sales of cable systems products, representing about 9% of total product sales, grew 7.0% in local currencies over the prior year period. The increase related to sales to customers in the networking and the instrumentation and measurements industries.

     Sales of wireless products, which represent approximately 8% of total product sales, decreased at a rate of 4.4% in local currencies as these products are primarily sold in the communications and aerospace markets. The Company's customers in these markets worked down their inventories in 1998 with resulting low order rates throughout the year.

     Sales of the Company's remaining products, representing approximately 6% of total sales, were down 2.9% in local currencies after adjusting for divestitures in 1997 and 1998. Growth in the sales of optical cable and assembly products, offset a large portion of the decline in sales of printed wiring board products and opto-electronics products. The demand for a majority of the Company's products was impacted by the economic conditions in Asia/Pacific.

     Geographically, sales growth in Europe was the strongest of the regions, with a 3.3% increase in local currencies and a 1.9% increase in reported U.S. dollars over 1997. This region represents approximately 30% of the total Company. Sales of terminal and connector products were slightly below the regional growth rate for total sales and were supported by the higher growth rates for cable system products and optical cable and assembly products. Sales to automotive and networking customers drove growth and offset decreases in the personal computer and communications equipment manufacturers markets. Sales growth was also good through the distributor and subcontractor channels.

     Sales in the Asia/Pacific region, approximately 20% of total sales, decreased 1.6% in local currencies and 9% in reported U.S. dollars in 1998 versus 1997. The region was particularly hurt by performance in Japan and Korea, where sales were down 8.5% and 21.7% in local currencies, respectively. The economic crisis hurt demand within the region in all product line segments and in most customer markets. Sales to customers in the personal computer industry were one exception to this trend with local currency growth of 15% in 1998; however, much of this growth was a result of the Company transferring manufacturing from other regions.

     Sales in the Americas region, which represent about half of the Company's total sales, were down 5.9% in local currencies and 6.7% in reported U.S. dollars. Sales in the United States were down 7.8% primarily as a result of weak demand for terminal and connector products, partially affected by customers impacted by the Asia/Pacific economic conditions, and the Company's transfer of a large portion of the production of personal computer products to the Asia/Pacific region. In addition, sales to automotive customers decreased in the Americas region due to economic problems in Brazil. Sales through the distributor channel were down in 1998 as customers reduced inventories and the Company adjusted pricing and negotiated enterprise agreements.

     Net income for the year ended December 31, 1998 was $.01 per basic and diluted share, which included restructuring and other one-time charges, a provision for a legal settlement, as well as bank fees and other expenses associated with the unsolicited bid for all of the Company's outstanding common stock made by AlliedSignal Inc. ("Unsolicited Offer," see Note 17 to the Consolidated Financial Statements). Restructuring and one-time charges reduced net income by $280.2 million or $1.28 per share. Bank, financial advisory and legal fees directly connected to the Unsolicited Tender Offer reduced net income by $48.3 million or $.22 per share. Also reducing net income was a provision for a legal settlement established during the year of $13.5 million or $.06 per share. Net income in 1998 before the preceding items was $1.57 per basic and diluted share (adjusted net income). Adjusted net income was impacted by decreased sales and the resulting decline in gross margins related to price erosion and significant volume variances, and increased selling, general and administrative expenses on a local currency basis. Net income for the year ended December 31, 1997 was $2.15 per basic and diluted share and included a $.07 per basic and diluted share net benefit from changes in inventory costing practices (see Accounting Changes section and Note 1 to the Consolidated Financial Statements). Other significant events affecting 1997 basic and diluted earnings per share were the fourth quarter adjustment to decrease the 1996 restructuring charge which benefited net income by $.08 per basic and diluted share (see restructuring and other one-time charges/(credits) section), the charge to write-down certain equity investments of $.08 per share in the fourth quarter and a charge for a legal reserve taken in the second quarter of $.05 per basic share. Net income for 1997 adjusted for the net impact of the preceding special items was $2.13 per basic and diluted share (adjusted net income). Adjusted net income for 1998 of $1.57 per basic and diluted share decreased 26.3% from $2.13 per basic and diluted share in 1997.

     Gross margin for 1998 was 28.8% as compared to 32.2% in 1997. One-time charges associated with the 1998 restructuring actions and other asset writedowns accounted for 1.0 points of deterioration over the prior year, while
 .1 point of the change in 1998 related to a benefit from adjusting the 1996 restructuring charge in the fourth quarter of 1997. The remaining 2.3 point decline primarily related to price erosion, which was not offset by the benefit from anticipated significant volume increases. Cost improvements in 1998 were below the planned level and significant volume variances hurt performance at the gross margin line. The margin deterioration took place in each of the Company's major product line segments, including Terminal and Connector, Wireless and Cable Systems products.

     Selling, general and administrative expenses (S,G&A) increased slightly as a percentage of sales for the full year 1998 to 19.6% from 19.2% in 1997. The Company incurred higher expenses earlier in the year based upon expected revenue levels but scaled back the expenses in the second quarter of the year when revenue expectations were revised downward. By the fourth quarter of 1998 S,G&A as a percentage of sales was only 17.8% as a result of the Company's Profit Improvement Plan (see Restructuring and Other One-time Charges/(Credits) section) and strict expense controls. The Company managed these expenses downward yet still made all planned investments in a new integrated business information system (SAP) and substantially completed its Year 2000 readiness with respect to Information Systems (see Year 2000 section).

     Research, development and engineering expenses were $580.0 million, consistent with the $579.0 million incurred in the prior year. Engineering efforts are categorized into concept and development versus manufacturing engineering activities. The concept and development phases are consistent with the definition of research and development under Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development". Of the $580.0 million of expenditures in 1998 and the $579.0 million of expenditures in 1997, $324.9 million and $319.6 million, respectively, qualified for classification as research and development under SFAS No. 2. Product specific development efforts increased 6% in 1998 despite the decreased level of sales, while high level technology departments and administrative areas were reduced as part of the Company's Profit Improvement Plan.

     Restructuring and one-time charges/(credits) presented as a separate line item in the Consolidated Statement of Income were charges of $354.6 million in 1998 as opposed to a favorable credit of $21.4 million in 1997. The charges taken in the current year were in connection with the Company's Profit Improvement Plan and involved headcount reductions of approximately 6,500 employees, the elimination of more than 50 facilities worldwide and the write-off of assets to recoverable values, including assets associated with discontinued product lines. The credit of $21.4 million in 1997 was a favorable adjustment to the 1996 restructuring charge of $98 million. It was the result of greater liquidation of product through distributors, the receipt of additional cash from the sales of various assets, and the resolution of certain environmental issues with government and regulatory authorities at less cost than originally anticipated (see Restructuring and Other One-time Charges/(Credits) section).

     Other deductions, net increased to $84.9 million in 1998 from $57.3 million in 1997. The increase was primarily due to $41.8 million in financial advisory, legal and other professional fees that were associated with the Company's defense against the Unsolicited Offer and the loss on the sale of a joint venture of $7.4 million, offset by the absence of a $25.5 million charge taken in 1997 to writedown certain equity investments.

     Interest expense in 1998 was $63.4 million, up $31.6 million from $31.8 million in 1997 primarily as a result of $29.7 million of bank fees associated with the Company's intent to obtain financing for a self-tender offer to purchase its common stock related to the defense against the Unsolicited Offer. The remaining increase relates to higher debt levels in 1998.

     The effective tax rate remained at 32.5% in 1998 primarily due to a combination of counterbalancing factors including benefit from state tax losses and increased benefit from tax credits relative to a decrease in pretax income, both of which were offset by a tax cost from net additional unbenefitted foreign losses.

RESTRUCTURING AND OTHER ONE-TIME CHARGES/(CREDITS)

1998 CHARGES-

     In the second half of 1998, the Company recorded approximately $415 million of pretax restructuring and one-time charges as follows: $53.0 million was attributable to inventory and equipment associated with restructuring actions and asset write-offs recorded in Cost of Sales, $354.6 million was recorded in restructuring and other one-time charges/(credits) and $7.4 million of loss on the sale of a joint venture was recorded in other deductions, net.

     Approximately $377 million of charges were the result of the Company's on-going Profit Improvement Plan, which was first announced in July of 1998. The Profit Improvement Plan focuses on the reduction of support staff throughout all the Company's business units and the consolidation of manufacturing plants and other facilities. To assist in reducing the support staff, several early retirement programs were initiated and existing severance plans were triggered to cover involuntary separations. The Company also experienced voluntary resignations from employees due to the planned reductions in staff, the Unsolicited Tender Offer to purchase the Company and the subsequent announcement of the Company's planned merger with Tyco International Ltd. Charges for staff reductions recorded in 1998 were $249.9 million and related to the voluntary retirement and involuntary termination of approximately 3,650 staff support personnel and 2,800 direct manufacturing employees. These charges, which are reflected in restructuring and one-time charges/(credits) in the Consolidated Statement of Income, were related to early retirement programs with acceptance dates within 1998 and severance for involuntary separations which were computed based on final, approved lists of employees to be terminated. Of the $249.9 million in charges, $117.5 million was associated with defined benefit pension plans and will therefore be funded by such plans. Approximately 4,100 employees were terminated through early retirement programs and to a lesser extent involuntary separations as of December 31, 1998, with approximately $70 million in severance paid in 1998.

     In addition to the charges associated with staff reductions, the Company recorded $126.8 million of charges related to plant and facility consolidations, discontinued product lines and divestitures. The charges were primarily associated with the planned closure and consolidation of 27 manufacturing plants worldwide and 26 administrative facilities, mainly in the United States, and included write-downs of assets to recoverable values, including inventory, holding costs, environmental and other facility cleanup costs, and commitments. Approximately $47.9 million was charged against the reserve in 1998.

     The Company expects to recognize substantial restructuring and one-time charges in 1999 related to the Profit Improvement Plan. The actions taken under the plan, including personnel reductions and facility closures, are expected to be completed in 1999 and early 2000.

     In addition to the restructuring and one-time charges above, $38.4 million in reserves for inventory, equipment write-downs and adjustments to building improvements were included in Cost of Sales. These charges related to discontinued programs, asset impairment issues and the write-off of building improvements.

1996 CHARGES-

     In the fourth quarter of 1996, the Company's management performed a review of product lines, manufacturing operations and other activities to rationalize their existence based on performance trends. As a result of this review, the decision was made to take $167.6 million pretax restructuring and one-time charges in order to exit various product lines, manufacturing operations and investments that were not performing or expected to perform at levels which enhance shareholder value. The primary product lines and manufacturing operations affected included the cylindrical connector products used in the military/aerospace industry, the printed wiring board manufacturing operation that used the "additive process," various product lines in the former Global Interconnection Systems Business organization, such as PC Cards and maturing products in the networking industry, and several U. S. terminal and connector plants and facilities which were outdated and/or specialized in one particular manufacturing process. The restructuring and associated one-time charges were recorded in the 1996 Consolidated Statement of Income as follows: $35.1 million in cost of sales, $98.0 million in restructuring and one-time charges/(credits) and $34.5 million, in other deductions, net, related to equity investment write-offs and a charge for related commitments for non-strategic and under-performing ventures of the Company which were no longer supported. Approximately $38 million of the charges involved cash outlays. In addition to these charges, another $27.4 million of other one-time charges not directly connected to the Company's restructuring plans were recorded in cost of sales related to canceled programs, specialty products no longer supported and under-utilized capacity. Taking into account these other one-time charges of $27.4 million, the Company recorded $195 million of restructuring and one-time charges in the fourth quarter of 1996.

     Throughout 1997, the Company executed the restructuring plan by closing the selected facilities, reducing the related headcount, liquidating inventory and equipment, transferring continued production to other facilities, preparing facilities for divestiture, investigating environmental matters, and negotiating the termination of customer and supplier commitments. During the fourth quarter of 1997, the Company assessed the status of the plan and concluded that the remaining activities still to be completed included the sale of various vacated manufacturing plants, resolution of certain environmental exposures related to such plants, and product warranty and legal issues related to discontinued products. The expenditures related to these future activities were estimated at $14.2 million and the related payments are expected over the next several years. Consequently, based on the remaining reserve balance, an adjustment to reduce the restructuring reserve by $25.9 million was recorded as a reduction to cost of sales of $4.5 million and a credit of $21.4 million to restructuring and one-time charges/(credits), net.

     The significant savings were primarily reductions in expected cash outlays for distributor product returns, the receipt of additional cash from the sales of various assets, less severance paid due to a lower number of terminated employees and the resolution of certain environmental issues with government and regulatory authorities for amounts less than originally estimated.

     Note 2 to the Consolidated Financial Statements presents further details on the charges and adjustments.

RESULTS OF OPERATIONS - 1997 COMPARED WITH 1996

     Sales for the year were $5.75 billion, increasing 5.1% in U.S. dollars and 10.1% in local currencies from $5.47 billion in 1996. The significant strengthening of the U.S. dollar throughout 1997 resulted in a reduction in reported net sales of $273 million. Terminal and connector products, the Company's most significant group of product lines representing over 75% of sales, grew at 9% in local currencies, outpacing the market growth of 6% to 8%. This growth occurred in spite of the Company discontinuing its cylindrical connector products as part of the 1996 Restructuring Plan. Other major groups of product lines grew even faster with cable and fiber optic products growing at 31% and 12%, respectively, and wireless products (formerly M/A-COM) achieving a 10% increase. Declines in the Company's sales of printed wiring board products manufactured using the "additive process," as well as the elimination of various other products in the former Global Interconnection Systems Business related to the 1996 Restructuring Plan, also negatively impacted the 1997 growth rate.

     Geographically, there was good sales growth in all regions where the Company operates. The highest growth was in the Asia/Pacific region with 16.6% growth over 1996 in local currencies and 8.2% in U.S. dollars. This region accounts for 20% of AMP's worldwide sales. Similar to 1996, growth outside Japan was strongest with growth rates averaging 25% in local currency. The strongest industry sales growth was in the communications equipment manufacturers, networking, personal computer, automotive, and business retail equipment industries. In Japan, sales growth was more moderate at 9.3% in local currency. In this country, good growth occurred primarily in the instrumentation and measurement equipment, industrial machinery and equipment, home entertainment/consumer electronics and business retail equipment industries. Growth rates in Asia/Pacific decelerated somewhat in the fourth quarter to 13.4% in local currencies and 2.9% in U.S. dollars as a result of the economic events unfolding in the region.

     Sales growth in the European segment was much stronger in 1997 versus the prior year with a 10.7% increase in local currencies and 0.3% in U.S. dollars. This region accounts for 30% of the Company's worldwide sales. Growth was over 10% for the automotive and the personal computer industries and close to 20% in the communications industry, particularly sales to the communications equipment manufacturers market. Sales growth in the region was geographically dispersed with high growth in Germany, France, Spain, Italy, Great Britain and Northern Europe. The growth rate in this region accelerated in the fourth quarter.

     The Americas region, which includes the United States, Canada and Latin America, grew 7.0% over 1996. The increase in sales in the United States was 6.5%. The regional growth rate was higher due to significant growth in Canada, Mexico and at the Company's wire harness assembly operations in Brazil and Argentina. There was a notable increase in sales through the wholesale and retail trade channel. Industry growth was best in the networking and instrumentation and measurement equipment industries. Sales growth occurred at more moderate rates in the automotive and communication equipment manufacturers markets.

     Net income for the year 1997 increased to $2.15 per share and includes the $0.07 net benefit from the Company's changes in inventory costing practices implemented in the first quarter (see Accounting Changes section and Note 1 to the Consolidated Financial Statements). The positive impact of these changes was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income. Other significant events affecting 1997 earnings per share were the fourth quarter adjustment to decrease the restructuring reserve which benefited net income by $0.08 per share (see 1996 Restructuring Plan), the charge to write-down certain equity investments of $0.08 per share in the fourth quarter and a charge for a legal reserve taken in the second quarter for $0.05 per share. Net income adjusted for the net impact of the preceding special items is $2.13 per share for 1997 (adjusted 1997 net income per share). This compares to reported net income of $1.31 per share in 1996 or $1.89 per share, which is 1996 net income excluding the negative $0.58 impact of the restructuring and one-time charges taken in the fourth quarter of 1996 (adjusted 1996 net income per share). Adjusted 1997 net income per share of $2.13 increased 12.7% from the adjusted 1996 net income per share of $1.89.

     Gross margins improved substantially throughout 1997 to 32.2%, as reported, and 32.1% excluding the benefit of decreasing the restructuring reserve. This compares to a reported gross margin of 29.9% in 1996, which included a 1.2 percentage point impact due to restructuring charges recorded in cost of sales. The operational improvement in gross margin between 1997 and 1996 of 1 percentage point resulted from cost reduction activities, the prioritization and reduction of capital spending which reduced depreciation as a percent of sales, new product introductions and the elimination of unprofitable product lines as part of the execution of the 1996 Restructuring Plan.

     Selling, general and administrative expenses (S,G&A) increased slightly as a percentage of sales to 19.2% in 1997 from 18.9% in 1996. Investments in information systems and personnel related to the Company's implementation of SAP, an integrated business information system, are the primary drivers of increased expense, as well as to a much lesser extent, the necessity of preparing for the impact of the Year 2000 issue on its systems and operations.

     Research, development and engineering expenses were consistent with the prior year at $579 million. Engineering efforts are categorized into concept and development versus manufacturing engineering activities. The concept and development phases are consistent with the definition of research and development as prescribed by Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development." Of the $579 million of expenditures in 1997 and 1996, $320 million and $315 million, respectively, qualified for classification as research and development under SFAS No. 2. During 1997, the Company has been rationalizing and re-prioritizing its research and development initiatives.

     Restructuring and one-time (credits)/charges presented as a separate line in the Consolidated Statement of Income were a credit of $21.4 million in 1997 as compared to the original charge of $98 million taken in the fourth quarter of 1996. The favorable adjustment in the current year was the result of greater liquidation of product through distributors, the receipt of additional cash from the sales of various assets and the resolution of certain environmental issues with government and regulatory authorities at less cost than originally anticipated (See Restructuring and One-time Charges/(Credits) section for more detailed information).

     Other deductions, net increased to $57.3 million in 1997 from $33.2 million in 1996. In 1996, the Company recorded $34.5 million in one-time charges in other deductions, net for the write-off of two equity investments and related commitments. The primary reasons for the increase in other deductions from other income in 1996 of $1.3 million, before one-time charges, are the $25.5 million charge taken in 1997 to write-down certain equity investments, the reserve announced in the second quarter for litigation matters of $17.7 million and the absence in 1997 of gains on the sale of securities which occurred in 1996, offset by more interest income in 1997.

     Interest expense of $31.8 million in 1997 was consistent with the $31.2 million incurred in 1996.

     The effective tax rate decreased in 1997 to 32.5% from 34.5% in 1996 due to a combination of factors including continued shifts in the geographic composition of earnings, resolution of certain issues relating to tax filings in prior years and the changing impact of foreign losses and their related utilization.

PRICES AND COST TRENDS

     Over the past two years, the prices paid for the Company's primary raw materials, including copper, gold and plastics, have been on average lower each year. Market prices for copper varied from a low of $.66 per pound to a high of $.82 per pound in 1998 as compared to lows of $.77 and $.88 per pound to highs of $1.22 and $1.30 in 1997 and 1996, respectively. Similarly, gold prices were also lower in 1998, averaging $294 per troy ounce, lower than the $331 average price in 1997 and $380 to $390 in 1996. The price of zinc decreased to the 1996 level in 1998, at an average price of $.46 per pound versus $.60 per pound in 1997. Plastic resin prices, which have increased in recent years, held steady in 1998 as compared to the prior year, with cost reductions realized through alternative sourcing of materials. The Company's ability to manage commodity price increases is largely dependent on more efficient material usage.

     Wage increases remained modest and continue to parallel the industry, regional and national averages in the countries in which the Company operates. As part of the Company's cost reduction program, new manufacturing facilities are being placed in lower cost labor markets, particularly with respect to manually assembled products. The Company believes the availability of materials and labor skills it requires should remain adequate during 1998 and for the next several years.

     Despite the decreases in prices for raw materials in 1998 and the continued stability of labor costs over the last several years, operating margins are continually impacted by price erosion on sales of end products to customers of 5% in 1998 and 1997, up from 4% in 1996 and 2% to 3% in the first half of this decade. The higher price erosion continued to be driven by the personal computer and communications industries. The Company expects the 1999 level of price erosion to be at least the rate experienced in 1998.

FINANCIAL POSITION AND LIQUIDITY

     The Company's working capital decreased $58.4 million to $1.1 billion at December 31, 1998. Cash and short-term investments decreased $156.8 million as a result of lower levels of cash generated by operations, less cash received from financing sources and cash payments of severance related to the Profit Improvement Plan. Both capital expenditures and shareholder dividends in 1998 were consistent with prior year levels, with capital expenditures down $5.4 million and dividends increasing $7.9 million from 1997. Accounts receivable remained consistent with the prior year in reported dollars; however, days sales outstanding has deteriorated year to year. Inventory increased $49.1 million in reported dollars primarily due to planned inventory builds associated with the movement of production out of the United States to other regions as part of the Company's Profit Improvement Plan. Other current assets increased $38.8 million in 1998 due to tax receivables at December 31, 1998, which did not exist in the prior year. Current deferred taxes also increased as of the end of 1998 as a result of deferred deductions related to restructuring charges. Accrued liabilities were up $7.2 million due to the establishment of restructuring reserves, offset by decreases in accrued taxes, payrolls and benefits and accounts payable resulting from personnel reductions and lower business levels.

     Approximately half of the Company's operating cash flows is generated overseas. There are currently no material restrictions on the transfers of these funds within the Company; however, certain business decisions result in the long-term investment of a portion of these funds in the international companies. These investments have no significant impact on the Company's ability to fund its cash requirements. The Company plans to fund the majority of its working capital needs, capital expenditures and restructuring payments from operating cash flow in 1999.

CAPITAL EXPENDITURES

     Capital expenditures were held flat in 1998, decreasing 1.1% to $475.9 million from $481.3 million in 1997. Over 75% of the expenditures made in 1998 were associated with investments in buildings, machinery and equipment, molds and dies for production of new products, productivity improvements or capacity in new or low cost markets, such as China and Mexico. In 1998 and 1997, approximately 15% of the expenditures were for information systems assets, driven primarily by the implementation of SAP.

ACCOUNTING CHANGES

     In June of 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130), which was effective for fiscal years beginning after December 15, 1997. Adoption of this statement did not have a material impact on the financial results of the Company. The required presentation and disclosure of comprehensive income have been incorporated into the Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity and Note 1 to the Consolidated Financial Statements.

     Also in June of 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), which was effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 did not impact the financial results of the Company and the new disclosures are provided in Note 16 to the Consolidated Financial Statements.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"), which was effective for fiscal years beginning after December 15, 1997. This statement revises financial statement disclosure requirements for pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Adoption of SFAS No. 132 did not impact the financial results of the Company and the required new disclosures have been provided in Note 12 to the Consolidated Financial Statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company is in the process of quantifying the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption. SFAS No. 133 could increase volatility in earnings and comprehensive income.

     During the first quarter of 1997, the Company made two changes to the accounting practices used to develop inventory costs. The first change was made to standardize globally the definition of capacity used to determine volume assumptions for overhead rates. The new definition more properly reflects the Company's objectives for plant and equipment utilization and provides for consistent measurements of AMP facilities. In an effort to provide increased focus on engineering efforts for both product development and manufacturing cost reductions, the Company also changed the inventory costing methodology to include manufacturing engineering costs in inventory costs. Previously these costs were expensed in the period incurred and included in cost of sales on the Consolidated Statement of Income.

     The net benefit after tax of the preceding changes in accounting for inventory of $15.5 million or $.07 per basic and diluted share was presented as a cumulative effect of accounting changes on the 1997 Consolidated Statement of Income.

     In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings Per Share." The effect of this adoption did not have a material impact on the Company's reported earnings per share and all periods presented were restated.

ENVIRONMENTAL MATTERS

     The Company continued to implement and enhance its corporate-wide program for managing environmental matters. Executive management and AMP's Global Environmental Health & Safety Department are actively involved in guiding the Company's comprehensive environmental management program and integrating environmental management into ongoing operations, business strategies, and new acquisitions. AMP's global environmental policy recognizes that fulfilling our responsibility to protect the environment enhances our ability to produce competitive and profitable products and services. The Company implements its environmental program globally through uniform standards, environmental auditing, due diligence for acquisitions, proactive property assessments, training at all levels and periodic benchmarking. In addition, product design incorporates environmental considerations to meet customers' and environmental needs.

     The Company faces certain liabilities for investigative and remedial costs as a result of past operations. The costs associated with these environmental liabilities are not expected to have a material impact on the Company's financial position, results of operations, liquidity and capital resources or competitive position in the next several years.

     Specifically, the Company is currently named as a potentially responsible party at eight federal "Superfund" (National Priorities List) sites in the U.S. and three "state superfund" sites. These are sites that are owned by third parties to which the Company allegedly sent waste in prior years. Total costs for these sites are not expected to exceed $2 million. In addition, the Company has identified potential liabilities at 30 of its current or former facilities, including those of its subsidiaries. Investigations or remediation are ongoing at these properties as required by government regulations or as part of the Company's property management policy. Based on current information, expenses for these sites are not expected to exceed $34 million in the aggregate over the next 5 years.

     The Company is carefully managing its involvement with these sites to ensure compliance, minimize costs and liabilities, and ensure protection of the environment and the public. Legal action has been commenced by the Company against historical liability insurers to recover for certain past and anticipated future costs in connection with some of these sites. The Company's accounting policy with respect to environmental costs in general is described in
Note 1 to the Consolidated Financial Statements.

YEAR 2000

     The Company's efforts to address Year 2000 issues regarding its information systems began in 1995 and were expanded to address the impact of Year 2000 on the Company's non-information systems areas, including Year 2000 compliance of third parties, in 1997. The Company established a Year 2000 Steering Committee in 1997, including officers of the Company, to oversee readiness efforts and address Year 2000 issues. The Steering Committee members include leaders from various corporate functions, providing the Steering Committee with broad perspectives and representation to address the numerous Year 2000 issues facing the Company. These issues are similar to Year 2000 issues faced by nearly every manufacturing company worldwide. Additionally, the Company has worked with a leading Year 2000 consultant to develop and implement a plan for addressing Year 2000 issues.

     The Company has organized its Year 2000 Plan to address nine defined areas, referred to as Process Streams. The nine Process Streams are: Information Technology, Product, Production Environment, Facilities, Infrastructure, Suppliers, Customers, Logistics/Warehousing, and Test Laboratories.

     The Information Technology Process Stream of the Company's Year 2000 readiness efforts set a year end 1998 target date for completion of the inventorying, remediation and testing of hardware and in-house developed and licensed software. This target was met by over 99% of the Company's subsidiaries and divisions. Only a few non-strategic areas that represent minimal revenue to the Company did not meet this target. Those areas anticipate completing hardware and software inventorying, remediation and testing by the end of the first quarter of 1999. The Information Technology Process Stream plans to conduct re-assurance testing throughout 1999. The Company successfully completed a July 1998 company-wide test. Major systems are scheduled to undergo further re-assurance testing during the second and third quarters of 1999. The Company is in the process of developing contingency plans regarding remediation of its information systems with an expected completion time frame in mid-1999. Upgrades or modifications and refinement of contingency plans are expected to take place during the testing process. To enable the Company to focus on these efforts and to ensure that previously tested systems are not corrupted for the Year 2000, a temporary freeze on purchases or installation of new information systems will go into effect on October 1, 1999 and continue through the first quarter of 2000.

     The Product Process Stream encompasses the review and remediation of products produced by AMP to ensure Year 2000 readiness. Efforts undertaken in this Process Stream reveal that the vast majority, over 99%, of the Company's products, by their nature, are not date dependent. The Company has identified potentially date dependent products and is in the process of testing those products in accordance with an established test procedure. At this time, testing of products identified as potentially date dependent is completed in some areas and continues with respect to other areas. The Company expects to resolve product issues by the end of the first quarter of 1999. The Company does not anticipate a material impact on its results of operations or financial condition arising from product claims associated with Year 2000 issues, but the Company may experience increased warranty or other product claims as a result of the transition to the Year 2000. The Company is considering options to mitigate risks associated with any product determined to be not Year 2000 ready.

     The Production Environment, Facilities, Infrastructure, Logistics/Warehousing and Test Laboratory Streams all, in part, include evaluating systems and equipment containing embedded technology. The term embedded technology refers to the process controls, microprocessors or micro-code "embedded" in production machinery, building controls and supporting automated equipment. An inventory of the Company's manufacturing, logistics, administrative and facility systems and equipment containing embedded technology is substantially complete. The Company has developed a process and database to address embedded technology issues to promote consistency in the remediation and testing phases.

     The Production Environment Process Stream encompasses inventorying, remediation and testing of machinery and equipment in AMP's worldwide manufacturing facilities. This Process Stream is on target to complete remediation by the end of the second quarter of 1999. The remediation efforts have been prioritized into three phases for each geographic region, with Phase I plants being the most critical and having the highest priority. The remediation work of Phase I plants and majority of the remediation work for Phase II plants is scheduled for completion by the end of the first quarter of 1999. The least critical Phase III plants completed training in January 1999 and remediation efforts are underway and expected to be completed in May 1999. To date, the results of the compiled data reflect a very low incidence of corrective action items.

     The Facilities Process Stream remediation efforts are underway and have a target completion date of June 30, 1999. The Facilities Process Stream is responsible for the remediation of facilities equipment within AMP Production and Non-production facilities. Additionally, concerns regarding utilities fall under the Facilities Stream. General Managers and Country Managers outside of the United States are contacting their respective utility suppliers concerning Year 2000 readiness. In February 1999 a letter was sent to the Company's electric, water, and natural gas utility providers in the United States requesting information concerning their Year 2000 readiness.

     The Infrastructure Process Stream incorporates the remediation of the Global AMP data networks and devices attached to these networks (e.g., voice mail systems, PBXs, PCs and servers). This Process Stream is on target to complete its tasks by the end of the second quarter of 1999. Comprehensive front-end research has recognized high dividends in the development of PC, non-PC, and software remediation strategy, process design, and the selection of test and remediation tools.

     The Logistics/Warehousing Process Stream focuses on the distribution and transportation of AMP's products, which includes AMP distribution centers, stand-alone warehouses and third party locations. The goal of this Stream is to be Year 2000 ready by April 30, 1999. The Company's Year 2000 Test Laboratories Process Stream covers AMP's global test labs and has a target Year 2000 readiness date of May 1999.

     The Company does not anticipate a material impact on its results of operations or financial condition arising from Year 2000 embedded technology issues, or from the issues addressed by the Production Environment, Facilities, Infrastructure, Logistics/Warehousing or Test Laboratories Streams. However, the lack of resources and the inability to discover and correct Year 2000 issues could result in a failure to remediate all Year 2000 embedded technology issues and could impact the Company's ability to manufacture and deliver product to meet customer demands. Also, the ability of utility companies to supply uninterrupted power, fuel, and water on and after January 1, 2000 is critical to the Company's ability to ensure uninterrupted customer service and operations and is beyond the Company's control. The Company is formalizing contingency plans to mitigate this risk as the remediation and verification work proceeds, including prioritization of tasks. The Contingency Plans are currently being developed and are expected to be finalized in mid-1999.

     Under the Supplier Process Stream, the Company is contacting its suppliers and soliciting information on suppliers' Year 2000 compliance efforts and status. This interaction is useful both to provide information necessary to address some embedded technology issues and to assess the ability of suppliers to provide the Company with the materials and services the Company will need in and after the Year 2000. Global strategic suppliers have been identified, contacted, and requested to complete a detailed survey. Survey reviews, supplier follow-up, and auditing are scheduled to be substantially complete by the end of March 1999. Contingency Plans for the removal of "at-risk" suppliers from the supplier base are scheduled to be completed during the second quarter of 1999. While the Company does not anticipate a material impact on its results of operations or financial condition, the Company faces some risk that its suppliers will not achieve Year 2000 compliance and the flow of materials and services to the Company may be disrupted. The Company is considering options to mitigate this risk, such as locating alternate sources of supply and increasing inventory levels of certain materials.

     AMP's Year 2000 Customer Process Stream is responsible for providing an integrated service center that reflects AMP's commitment to its customers, and that assists the other AMP Process Streams in achieving their Year 2000 objectives. External customers utilize the services of this Stream to obtain the readiness status for AMP part numbers, for general Year 2000 inquiries and survey requests, and to arrange customer audits or visits. The Customer service center also serves as a repository of information for AMP's Year 2000 program.

     To date, incremental internal costs and external expenses for the Company's Year 2000 readiness efforts have been approximately $20.4 million. The total incremental internal costs and external expenses are not anticipated to exceed $35 million. The remaining costs will be incurred primarily in 1999.

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

EURO

     AMP successfully completed the necessary enhancements to our legacy systems, banking arrangements, and operational procedures to ensure Euro-compliance before the end of 1998. The Corporation is able to quote prices, process orders, invoice customers and collect cash in Euros throughout Europe. This capability will be introduced into other functional areas and geographic regions within the context of the ongoing development of the Corporation's global infrastructure. Introduction of the Euro has not resulted in any material adverse impact upon the Corporation, although the Corporation continues to monitor the risk of price erosion which could result from increased price transparency among countries using the Euro.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk associated with changes in interest rates, foreign currency exchanges rates, stock prices and certain commodity prices. In order to manage the volatility relating to its more significant market risks over the short-term (less than 24 months), the Company enters into forward foreign currency exchange contracts, foreign currency swaps and commodity swaps. A formalized treasury risk management policy has been implemented by the Company that describes the procedures and controls over executing these transactions. All such transactions are executed by the Company's Risk Committee, which operates under policies and limits set by the Board of Directors. There is an approved list of types of hedging instruments which can be used, as well as an approved list of acceptable counter-parties. Under the policy, the Company does not execute transactions or hold derivative financial instruments for trading purposes. Hedging activites related to the transactional risk of intercompany inventory purchases, dividends and royalty streams, as well as commodity price exposures are executed with the goal of hedging a significant portion of the exposure when it is cost effective to do so.

     Longer-term market risk associated with foreign currency exchange rate fluctuations is managed using several strategies. The Company establishes local production facilities in the major markets it serves and invoices customers in the same currency as the source of the products. Currency parity clauses are also included in agreements with foreign suppliers and customers. Furthermore, an effort is made to source more product from countries with weaker currencies and sell more into markets with stronger currencies. Translation exposure related to investments in the net assets of foreign operations is mitigated by minimizing parent company capital contributions and financing investments with local currency debt, subject to local exchange controls and tax implications, royalties and maximizing the repatriation of earnings through inter-company dividends. On a much more limited basis, the Company will execute foreign currency swaps to hedge the investment in the net assets of a foreign subsidiary.

     Interest rate exposure is managed centrally by Corporate Treasury by offsetting surplus cash and deposits against borrowings on a currency by currency basis. The interest rates on any net investments or borrowings for each currency may be fixed for periods of over 12 months using fixed rate loans, securities and interest rate swaps.

     The Company does not anticipate any material changes in its primary market risk exposures in 1999.

     The table below provides information about the Company's market sensitive financial instruments and constitutes a "forward-looking statement." All items described are non-trading and are stated in U.S. dollars at the contract exchange rates. The Company's investments in bonds and its debt obligations are not included in the table below since their carrying amounts approximate the related fair values and the associated market risk is deemed not significant due to the strategies described previously.

     See Note 7 to the Consolidated Financial Statements for a description of the accounting policies used to account for each of the financial instruments. As of December 31, 1998, the Company holds marketable common stock investments that are exposed to price risk with a cost basis of $16.5 million and a market value of $11.9 million. The unrealized loss on marketable common stock investments is recorded in Other Comprehensive Income in Shareholders' Equity.


                                                                                           Fair Value at
(U.S. dollars in                                   2001 to                                 Year End 1998
    thousands)             1999          2000      2003<F1>       Thereafter    Total       gain/(loss)
----------------------------------------------------------------------------------------------------------
Interest:
  Yen swap - receive     $10,065       $10,065      $10,065      $  5,003     $ 55,328
             pay           6,915         6,915        6,915         3,458       38,033       $(10,432)

Foreign currency:
  Yen swap - receive                                              150,000      150,000
             pay                                                  150,000      150,000         11,804
  Forward contracts<F2>
     British Pound        96,361                                                96,361           (185)
     French Franc         84,181                                                84,181           (915)
     German Mark          46,513                                                46,513           (568)
     Swiss Franc          29,095                                                29,095           (933)
     Japanese Yen         10,312                                                10,312           (491)
     Italian Lira         30,314                                                30,314            395
     Other                18,728                                                18,728             41

Commodities:
  Forward contracts<F2>
     Copper               42,075        21,420                                  63,495         (5,783)
     Gold                  6,917                                                 6,917            119
     Zinc                  4,125         1,410                                   5,535           (317)
----------------------------------------------------------------------------------------------------------

<F1> Amounts represent cash flows paid and received each year from 2001 to 2003.
<F2> Amounts represent the notional amounts of the contracts.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of AMP Incorporated:

     We have audited the accompanying consolidated balance sheets of AMP Incorporated (a Pennsylvania corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMP Incorporated and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As explained in Note 1 to the consolidated financial statements, effective January 1, 1997, the Company changed its method of accounting for costing its inventories.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forht therein in relation to the basic financial statements taken as a whole.


Philadelphia, PA                              /s/   Arthur Andersen LLP
February 12, 1999                            Arthur Andersen LLP


                       CONSOLIDATED STATEMENTS OF INCOME

                       AMP INCORPORATED AND SUBSIDIARIES

                                                                         Year Ended December 31,
                                                              -----------------------------------------
(dollars in thousands except per share data)                      1998          1997           1996
                                                              -----------    -----------    -----------
Net Sales                                                     $ 5,481,555    $ 5,745,235    $ 5,468,028
Cost of Sales                                                   3,903,414      3,896,243      3,834,314
                                                              -----------    -----------    -----------
       Gross income                                             1,578,141      1,848,992      1,633,714
Selling, General and Administrative Expenses                    1,071,789      1,103,219      1,033,008
Restructuring and One-time Charges/(Credits)                      354,587        (21,338)        98,000
                                                              -----------    -----------    -----------
       Income from operations                                     151,765        767,111        502,706
Interest Expense                                                  (63,394)       (31,843)       (31,156)
Other Deductions, net                                             (84,940)       (57,283)       (33,242)
                                                              -----------    -----------    -----------
       Income before income taxes and cumulative
         effect of accounting changes                               3,431        677,985        438,308
Income Taxes                                                        1,116        220,345        151,324
                                                              -----------    -----------    -----------
Net income before cumulative effect of accounting changes           2,315        457,640        286,984
Cumulative Effect of Accounting Changes,
   net of tax (see Note 1)                                             --         15,450             --
                                                              -----------    -----------    -----------
Net Income                                                    $     2,315    $   473,090    $   286,984
                                                              ===========    ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE:

Earnings Per Share before cumulative
    effect of accounting changes                              $      0.01    $      2.08    $      1.31
Cumulative effect of accounting changes                                --           0.07             --
                                                              -----------    -----------    -----------
Earnings Per Share                                            $      0.01    $      2.15    $      1.31
                                                              ===========    ===========    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          CONSOLIDATED BALANCE SHEETS

                       AMP INCORPORATED AND SUBSIDIARIES

                                              December 31,      December 31,
                                              ------------------------------
(dollars in thousands)                            1998               1997
                                              -----------        -----------
            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                   $   260,934        $   350,320
  Securities available for sale                    11,906             79,350
  Receivables, less allowance for
    doubtful accounts of $45,987 in 1998
    and $39,679 in 1997                         1,060,425          1,051,422
  Inventories                                     957,303            908,219
  Deferred income taxes                           174,263            145,712
  Other current assets                            153,539            114,777
                                              -----------        -----------
       Total current assets                     2,618,370          2,649,800
                                              -----------        -----------
PROPERTY, PLANT AND EQUIPMENT                   4,785,499          4,627,419
  Less - Accumulated depreciation               2,896,369          2,711,434
                                              -----------        -----------
       Property, plant and equipment, net       1,889,130          1,915,985
                                              -----------        -----------
INVESTMENTS AND OTHER ASSETS                      245,311            274,218
DEFERRED INCOME TAXES                              32,948                 --
                                              -----------        -----------
TOTAL ASSETS                                  $ 4,785,759        $ 4,840,003
                                              ===========        ===========
      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term debt                             $   485,051        $   465,233
  Payables, trade and other                       479,925            487,863
  Accrued payrolls and employee benefits          149,265            175,527
  Accrued income taxes                            125,282            177,278
  Other accrued liabilities                       232,792            139,395
                                              -----------        -----------
       Total current liabilities                1,472,315          1,445,296

LONG-TERM DEBT                                    216,751            159,695
DEFERRED INCOME TAXES                                  --             48,768
OTHER LIABILITIES                                 432,355            242,809
                                              -----------        -----------
       Total liabilities                        2,121,421          1,896,568
                                              -----------        -----------
SHAREHOLDERS' EQUITY:
  Common stock, without par value-
     Authorized 700,000,000 shares,
     issued 232,496,129 shares                     81,912             81,670
  Other capital                                    91,872             91,575
  Deferred compensation                           (19,752)           (11,169)
  Cumulative other comprehensive income            17,204             18,606
  Retained earnings                             2,706,614          2,940,488
  Treasury stock, at cost                        (213,512)          (177,735)
                                              -----------        -----------
       Total shareholders' equity               2,664,338          2,943,435
                                              -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 4,785,759        $ 4,840,003
                                              ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Cumulative
                                                                        Other
                                   Common     Other     Deferred     Comprehensive  Retained       Treasury Stock      Comprehensive
(amounts in thousands)              Stock     Capital  Compensation     Income      Earnings     Shares       Amount       Income
                                   -------    -------  ------------  -------------  --------     ------       ------   -------------
Balance at January 1, 1996         $79,580    $83,454   $(2,489)       $176,260      $2,667,755   (14,799)   $(236,532)

Net income                                                                              286,984                            $286,984
                                                                                                                           ---------
Cash dividends - $1.00 per share                                                       (218,875)
Purchases of treasury stock                                                                           (11)        (439)
Distributions of treasury stock
  under stock award plans                       1,501    (5,651)                                      293        8,645
Issuance of common stock
  under stock award plans              895
Amortization of deferred
  compensation                                            1,244
Translation adjustments                                                 (44,658)                                            (44,658)
Change in net unrealized
   investment (losses) gains                                            (13,289)                                            (13,289)
                                                                                                                           ---------
   -Total other comprehensive
     income                                                                                                                 (57,947)
                                                                                                                           ---------
   -Comprehensive Income                                                                                                   $229,037
                                                                                                                           =========
Issuance of treasury shares in
  pooling-of-interests                 391        370                                   (39,874)    1,597       44,626
                                   -------    -------  --------         -------      ----------   -------    ---------
Balance at December 31, 1996        80,866     85,325    (6,896)        118,313       2,695,990   (12,920)    (183,700)

Net income                                                                              473,090                             473,090
                                                                                                                           ---------
Cash dividends - $1.04 per share                                                       (228,240)
Purchases of treasury stock                                                                          (184)      (7,578)
Distributions of treasury stock
   under stock award plans                      6,250    (7,883)                                      462       13,191
Issuance of common stock under
   stock award plans                   804
Amortization of deferred
   compensation                                           3,610
Translation adjustments                                                 (85,100)                                            (85,100)
Change in net unrealized
   investment (losses) gains                                             (6,507)                                             (6,507)
Change in minimum pension
   liability                                                             (8,100)                                             (8,100)
                                                                                                                           ---------
   -Total other comprehensive
     income                                                                                                                 (99,707)
                                                                                                                           ---------
   -Comprehensive income                                                                                                   $373,383
                                                                                                                           =========
Acquisition of business                                                                    (352)       12          352
                                   -------    -------  --------         -------      ----------   -------    ---------
 Balance at December 31, 1997       81,670     91,575   (11,169)         18,606       2,940,488   (12,630)    (177,735)

Net income                                                                                2,315                               2,315
                                                                                                                           ---------
Cash dividends - $1.08 per share                                                       (236,189)
Purchases of treasury stock                                                                        (1,542)     (56,374)
Distributions of treasury stock
   under stock award plans                        297                                                 603       20,597
Issuance of common stock under
   stock award plans                   242
Issuance of restricted stock
   under deferred compensation
   plans                                                 (8,649)
Amortization of deferred
   compensation                                              66
Translation adjustments                                                  17,381                                              17,381
Change in net unrealized
   investment (losses) gains                                             (2,457)                                             (2,457)
Change in minimum pension
   liability                                                            (16,326)                                            (16,326)
                                                                                                                           ---------
   -Total other comprehensive
     income                                                                                                                  (1,402)
                                                                                                                           ---------
   -Comprehensive income                                                                                                   $    913
                                   -------    -------  --------         -------      ----------   -------    ---------     =========
 Balance at December 31, 1998      $81,912    $91,872  $(19,752)        $17,204      $2,706,614   (13,569)   $(213,512)
                                   =======    =======  ========         =======      ==========   =======    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31,
                                                             -------------------------------------
(dollars in thousands)                                          1998           1997         1996
                                                             ---------      ---------    ---------
CASH AND CASH EQUIVALENTS at January 1                       $ 350,320      $ 223,779    $ 212,538
                                                             ---------      ---------    ---------
OPERATING ACTIVITIES:
  Net income                                                     2,315        473,090      286,984
  Noncash adjustments-
    Depreciation and amortization                              424,320        438,956      424,100
    Restructuring and one-time charges/(credits),
      net of 1998 cash payments of $71,110                     343,935        (25,852)     195,000
    Effect of accounting changes                                    --        (22,889)          --
    Deferred income taxes                                     (100,393)        33,709      (42,922)
    (Decrease)increase to other liabilities                     (8,268)         3,954        9,007
    Other, net                                                  47,638         56,596       15,438
    Changes in operating assets and liabilities
      net of effects of acquisitions of businesses            (165,462)      (171,014)     (95,474)
                                                             ---------      ---------    ---------
      Cash provided by operating activities                    544,085        786,550      792,133
                                                             ---------      ---------    ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (475,872)      (481,286)    (592,341)
  Decrease(increase) in securities
    available for sale                                          63,602        (62,735)      30,226
  Acquisitions of businesses, less cash acquired                    --             --      (50,052)
  Decrease(increase) in investments                              3,391        (13,683)     (32,604)
  Proceeds on retirement of fixed assets                        42,726         56,161        5,168
  Other, net                                                        --            804          763
                                                             ---------      ---------    ---------
      Cash used for investing activities                      (366,153)      (500,739)    (638,840)
                                                             ---------      ---------    ---------
FINANCING ACTIVITIES:
  Changes in short-term debt                                    (9,845)        90,475      105,394
  Proceeds from long-term debt                                 104,037         46,610       10,239
  Repayments of long-term debt                                 (68,594)       (49,420)     (33,608)
  Purchases of treasury stock                                  (56,374)        (7,578)        (439)
  Dividends paid                                              (236,189)      (228,240)    (218,875)
                                                             ---------      ---------    ---------
      Cash used for financing activities                      (266,965)      (148,153)    (137,289)
                                                             ---------      ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (353)       (11,117)      (4,763)
                                                             ---------      ---------    ---------
CASH AND CASH EQUIVALENTS at December 31                     $ 260,934      $ 350,320    $ 223,779
                                                             =========      =========    =========
CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Receivables                                                   37,709        (92,525)     (29,541)
  Inventories                                                  (53,322)      (119,443)     (72,674)
  Other current assets                                         (26,502)        (8,482)     (10,465)
  Payables, trade and other                                    (36,195)        52,406       13,256
  Accrued payrolls and employee benefits                       (29,331)        14,633       (1,226)
  Other accrued liabilities                                    (57,821)       (17,603)       5,176
                                                             ---------      ---------    ---------

                                                             $(165,462)     $(171,014)   $ (95,474)
                                                             =========      =========    =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Financial Statement Schedules are filed under Item 14.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        AMP INCORPORATED AND SUBSIDIARIES

1.  SUMMARY OF ACCOUNTING PRINCIPLES
    --------------------------------

NATURE OF THE BUSINESS--AMP Incorporated (a Pennsylvania corporation) and Subsidiaries (the "Company") develops, manufactures and markets electrical, electronic and electro-optic connection products, interconnection systems and connector-intensive assemblies. The Company's customers include original equipment manufacturers and their subcontractors, utilities, distributors and value-added resellers. For further information, see Note 16 - "Business Segments."

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments representing ownership of 20% to 50% in affiliates and joint ventures are accounted for using the equity method.

REVENUE RECOGNITION--Revenue from the sale of products is recognized when shipment is made, as the customer assumes risk of ownership and title is transferred at this time.

CASH AND CASH EQUIVALENTS--Cash and cash equivalents are comprised of cash in banks, time deposits, repurchase agreements and investments with original maturities of 91 days or less on their acquisition date.

INVESTMENTS--The Company accounts for its investments that represent ownership less than 20% using Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to other comprehensive income in shareholders' equity.

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1998 and 1997, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a component of other comprehensive income in shareholders' equity. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statements of Income.

INVENTORIES--Inventories, consisting of material, labor and overhead, are stated at the lower of first-in, first-out ("FIFO") cost or market.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION--Property, plant and equipment is stated at cost. Depreciation is computed by applying principally the straight-line method to individual items. Depreciation rate ranges are substantially as follows:

     Buildings                            5%
     Leasehold improvements               Life of lease
     Machinery and equipment              10% to 33-1/3%
     Machines and tools with customers    20% to 33-1/3%
     Information system assets            20% to 33-1/3%

Where different depreciation methods or lives are used for tax purposes, deferred income taxes are recorded.

Maintenance and repairs are charged to expense as incurred. Major repairs and improvements, which extend the lives of the related assets, are capitalized and depreciated at applicable straight-line rates.

The cost and accumulated depreciation of items of plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values, net of proceeds received, are charged or credited to operating income.

OTHER ASSETS--The excess of cost over the fair value of net assets acquired is amortized over periods not exceeding 15 years. The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. SFAS No.121 also requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell.

ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ENVIRONMENTAL COSTS--Environmental expenditures that relate to current operations are capitalized or charged to expense as appropriate. Future remedial expenses are accrued, without regard to possible recoveries from third parties, when their outcome appears probable and their potential liability can be reasonably estimated.

STOCK-BASED COMPENSATION--The Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") that provides for a fair value based method of accounting for grants of equity instruments to employees, non-employee directors, or suppliers in return for goods or services. As permitted under SFAS No. 123, the Company elected to continue to account for compensation cost under the provisions prescribed by APB Opinion No. 25. The Company has included pro forma disclosures of net income and basic and diluted earnings per share in Note 13 as if the fair value based method had been applied in measuring compensation cost.

RECLASSIFICATIONS--Certain reclassifications were made to prior year balances to conform with the presentation of the financial statements for the year ended December 31, 1998.

EARNINGS PER SHARE--In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which superseded APB Opinion No. 15 and required dual presentation of Basic and Diluted Earnings Per Share ("EPS") on the face of the income statement. Under SFAS No. 128, Basic EPS is computed using only the weighted-average number of common shares outstanding for the period, while Diluted EPS is computed assuming the conversion of all dilutive securities, such as options. The effect of the adoption of this statement was immaterial to the consolidated financial statements of the Company. In accordance with SFAS No. 128, all prior period per share amounts were restated to reflect the new calculation and presentation. The statement requires a reconciliation of the numerators and denominators used in the Basic and Diluted EPS calculations. The numerator, net income, is identical in both calculations. The following table presents a reconciliation of the shares used in the respective calculations as well as per share amounts:

                                1998                   1997                  1996
                        -------------------    -------------------    -------------------
                           Shares      EPS        Shares      EPS        Shares      EPS
                        -------------------    -------------------    -------------------
Basic Calculation       219,095,220   $0.01    219,769,910   $2.15    219,181,787   $1.31

Dilutive Securities -
Primarily Options           811,559                605,108                415,101
                        -----------            -----------            -----------

Diluted Calculation     219,906,779   $0.01    220,375,018   $2.15    219,596,888   $1.31
                        ===========            ===========   =====    ===========

CHANGES IN ACCOUNTING POLICIES--On January 1, 1997, the Company made two changes to the accounting practices used to develop inventory costs. The first change was made to standardize globally the definition of capacity used to determine volume assumptions for overhead rates. This definition more properly reflects the Company's objectives for plant and equipment utilization and provides for consistent measurement of AMP facilities.

In an effort to provide increased focus on engineering efforts for both product development and manufacturing cost reductions, the Company also changed its inventory costing methodology to include manufacturing engineering costs in inventory costs. Previously, these costs were expensed in the period incurred and included in cost of sales on the Consolidated Statements of Income.

The net after-tax benefit of the preceding changes in accounting for inventory of $15,450,000 ($22,889,000 pre-tax), or $0.07 per share, was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income for 1997.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 involves new disclosure requirements for reporting comprehensive income and did not impact results of operations. Comprehensive income is defined as the total of net income and all other non-owner changes in equity, which include: unrealized investment gains/(losses) on securities classified as available for sale under SFAS No. 115; foreign currency translation adjustments accounted for under SFAS No. 52; and minimum pension liability adjustments made pursuant to SFAS No. 87. SFAS No. 130 permits the presentation of comprehensive income in the existing income statement, a new financial statement, or in the statement of shareholders' equity. The Company has elected to present comprehensive income in the Consolidated Statements of Shareholders' Equity. SFAS No. 130 also requires the disclosure of cumulative other comprehensive income in the Shareholders' Equity section of the balance sheet; changes in cumulative other comprehensive income in the Consolidated Statement of Shareholders' Equity; disclosure of the components of and changes in the components of cumulative other comprehensive income; and disclosure of the income tax expense or benefit for each component of comprehensive income.

Summarized below are the components of cumulative other comprehensive income, changes in cumulative other comprehensive income, the amount of income tax benefit/(expense) allocated to each component of other comprehensive income, and total cumulative other comprehensive income:

                                                           Net
                                          Currency      Unrealized      Minimum
                                         Translation    Investment      Pension
Dollars in thousands                     Adjustments  (Losses)Gains    Liability     Total
--------------------                     -----------  -------------    ---------   ---------
Beginning Balance, January 1, 1996        $156,837       $19,423       $     --     $176,260
  Current period change, gross             (68,180)      (22,505)            --      (90,685)
  Income tax benefit                        23,522         9,216             --       32,738
                                          --------       -------       --------    ---------
  Current period change                    (44,658)      (13,289)            --      (57,947)
                                          --------       -------       --------    ---------
Ending Balance, December 31, 1996          112,179         6,134             --      118,313
  Current period change, gross            (126,074)      (10,445)       (16,200)    (152,719)
  Income tax benefit                        40,974         3,938          8,100       53,012
                                          --------       -------       --------     --------
  Current period change                    (85,100)       (6,507)        (8,100)     (99,707)
                                          --------       -------       --------     --------
Ending Balance, December 31, 1997           27,079          (373)        (8,100)      18,606
  Current period change, gross              25,750        (4,145)       (30,711)      (9,106)
  Income tax (expense)/benefit              (8,369)        1,688         14,385        7,704
                                          --------       -------       --------     --------
  Current period change                     17,381        (2,457)       (16,326)      (1,402)
                                          --------       -------       --------     --------
Ending Balance, December 31, 1998         $ 44,460       $(2,830)      $(24,426)    $ 17,204
                                          ========       =======       ========     ========

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS No. 131"), which is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 131 did not impact the financial results of the Company and the required disclosures are provided in Note 16 - "Business Segments."

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. This statement revises financial statement disclosure requirements for pension and other postretirement benefit plans, but does not change the measurement or recognition of those plans. Adoption of SFAS No. 132 did not impact the financial results of the Company and the required disclosures are provided in Note 12 - "Employee Retirement Plans and Retiree Medical Benefits."

FUTURE ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The provisions of the statement must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company is in the process of quantifying the impact of adopting SFAS No. 133 on its financial statements, plans to adopt the provisions of this statement in the first quarter of fiscal 2000, when required, but has not determined the method of adoption. However, the Statement could increase volatility in earnings and comprehensive income.


2.  RESTRUCTURING AND OTHER ONE-TIME CHARGES/(CREDITS)
    --------------------------------------------------

1998 RESTRUCTURING AND ONE-TIME CHARGES: In July of 1998, the Company announced its Profit Improvement Plan which included the reduction of support staff throughout all its business units and the consolidation of manufacturing plants and other facilities. Charges recognizable in 1998, as part of the Profit Improvement Plan, were $376.7 million. To assist in reducing the support staff, several voluntary early retirement programs were initiated and existing cash severance plans were employed to cover involuntary separations. The Company also experienced voluntary resignations from employees due to the planned reductions in staff, the unsolicited offer to purchase the Company (see Note 17 - "Unsolicited Tender Offer and Defense"), and the subsequent announcement of the Company's planned merger with Tyco International Ltd. (see Note 18 - "Merger with Tyco International Ltd."). Charges for staff reductions recorded in 1998 were $249.9 million and related to the voluntary retirement and involuntary termination of approximately 3,650 staff support personnel and 2,800 direct manufacturing employees. These charges, which are reflected in restructuring and one-time charges/(credits) in the Consolidated Statement of Income, were related to early retirement programs with acceptance dates within 1998 and severance for involuntary separations which were computed based on final, approved lists of employees to be terminated. Of the $249.9 million in charges, $117.5 million was associated with existing defined benefit pension plans and will therefore be funded by such plans. This charge increased the pension liabilities and included $131.0 million in special termination benefits offset by a $13.5 million gain on curtailment and partial settlement. Approximately 4,100 employees were terminated and left the Company through early retirement programs and, to a lesser extent, involuntary separations as of December 31, 1998, with approximately $70.0 million in severance paid by December 31, 1998.

In addition to the charges associated with staff reductions, the Company recorded $126.8 million of charges related to plant and facility consolidations to eliminate excess facilities and manufacturing capacity, discontinued product lines and divestitures. The charges were primarily associated with the planned closure and consolidation of 27 manufacturing plants and 26 administrative facilities and included write-downs of fixed assets and inventories to recoverable values, holding costs, environmental and other facility cleanup costs, and commitments. Approximately $47.9 million was charged to the $126.8 million reserve as of December 31, 1998.

The Company expects to recognize substantial restructuring and one-time charges in 1999 related to the on-going Profit Improvement Plan. The actions taken under the plan, including personnel reductions and facility closures, are expected to be completed in 1999 and early 2000.

1996 RESTRUCTURING AND ONE-TIME CHARGES: In the fourth quarter of 1996, the Company's management performed a review of product lines, manufacturing operations and other activities to rationalize their existence based on performance trends. As a result of this review, the decision was made to take $167.6 million pretax restructuring and one-time charges in order to exit various product lines, manufacturing operations and investments that were not performing or expected to perform at levels which enhance shareholder value. The primary product lines and manufacturing operations affected included the cylindrical connector products used in the military/aerospace industry, the printed wiring board manufacturing operation that used the "additive process," various product lines in the former Global Interconnection Systems Business organization, such as PC Cards and maturing products in the networking industry, and several U.S. terminal and connector plants and facilities which were outdated and/or specialized in one particular manufacturing process. The amount recorded to other deductions, net, of $34.5 million pretax related to equity investment write-offs and a charge for related commitments for non-strategic and underperforming ventures of the Company, which were no longer supported.

Throughout 1997 and 1998 the Company executed the restructuring plan by closing the selected facilities, reducing the related headcount, liquidating inventory and equipment, transferring continued production to other facilities, preparing facilities for divestiture, investigating environmental matters, and negotiating the termination of customer and supplier commitments. During the fourth quarter of 1997, after the closure and sale of certain restructured businesses, the Company assessed the status of the plan and concluded that the remaining activities still to be completed included the sale of various vacated manufacturing plants, resolution of certain environmental exposures related to such plants, and product warranty and legal issues related to discontinued products. The expenditures related to these future activities were estimated at $14.2 million at that time and the related payments were expected over the next several years. Consequently, based on the reserve balance at December 31, 1997, an adjustment to reduce the restructuring reserve by $25.9 million was recorded as a reduction to cost of sales of $4.5 million and a credit of $21.4 million to restructuring and one-time charges/(credits).

The significant savings were primarily reductions in expected cash outlays for distributor product returns, the receipt of additional cash from the sales of various assets, less severance paid due to a lower number of terminated employees and the resolution of certain environmental issues with government and regulatory authorities for amounts less than originally estimated.

The major components of the 1998 and 1996 restructuring charges, excluding the $25.9 million adjustment noted above, were as follows:

(dollars in millions)                       Year Ended December 31,
Income Statement Caption /              -------------------------------
   Type of Charge                        1998        1997         1996
                                        -------------------------------
Cost of Sales
       Inventory                        $ 14.6       $ --        $ 35.1

Restructuring and One-time Charges
       Severance                         249.9         --          13.3
       Facilities & Environmental         77.8         --          42.3
       Contractual  Commitments           14.1         --          26.6
       Intangible Assets / Other          12.8         --          15.8
                                        ------       ----        ------
         Total Restructuring and
         One-time Charges                354.6         --          98.0
                                        ------       ----        ------
Other Deductions
       Investments                         7.5         --          34.5
                                        ------       ----        ------
Total                                   $376.7       $ --        $167.6
                                        ======       ====        ======

A reconciliation of the activity with respect to the 1998 and 1996 restructuring and one-time charge accruals follows:

(dollars in millions)                Year Ended December 31,
                                 -----------------------------
                                  1998       1997        1996
                                 ------     ------      ------
Balance, beginning of period     $ 14.2     $167.6      $   --
                                 ------     ------      ------
Provision charged to operations   376.7         --       167.6
                                 ------     ------      ------
Cash payments                      71.1       38.5          --
Asset write-offs                   50.2       89.0          --
Increase in pension and
  medical liabilities             124.8         --          --
Adjustment to reserve
  credited to Operations             --       25.9          --
                                 ------     ------      ------
    Total reductions in reserve   246.1      153.4          --
                                 ------     ------      ------

Balance, end of period           $144.8     $ 14.2      $167.6
                                 ======     ======      ======


OTHER ONE-TIME CHARGES: Other one-time charges taken in 1998 included $38.4 million in reserves for inventory and equipment write-downs that were included in cost of sales. These charges related to discontinued programs, asset impairment issues, and the write-off of building improvements.

Other one-time charges taken in 1997 included a $25.5 million pretax charge in the fourth quarter to write-down certain equity investments that was recorded in other deductions, net. In 1996, the Company recorded a $27.4 million pretax charge to cost of sales to reserve for inventory and equipment write-downs related to canceled programs, specialty products no longer supported and excess capacity.

3.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

At December 31, property, plant and equipment was comprised of the following:

(dollars in thousands)                    1998             1997
                                       ----------       ----------
Land                                   $   79,838       $   73,236
Buildings and leasehold improvements      968,176          976,188
Machinery and equipment                 3,394,997        3,243,597
Machines and tools with customers         342,488          334,398
                                       ----------       ----------
                                       $4,785,499       $4,627,419
                                       ==========       ==========

Depreciation expense was $414,056,000, $424,919,000, and $410,340,000 in 1998,
1997, and 1996, respectively.

4.  SECURITIES AVAILABLE FOR SALE
    -----------------------------

Securities available for sale at December 31, are summarized as follows:

                                                     Gross          Gross
                                                   Unrealized     Unrealized
                                                    Holding        Holding       Market
(dollars in thousands)                 Cost          Gains          Losses        Value
                                      -------      ----------     ----------     -------
1998
----
Commercial Paper                      $    89        $   --         $   --       $    89
Common Stock                           16,542         2,437          7,162        11,817
                                      -------        ------         ------       -------
                                      $16,631        $2,437         $7,162       $11,906
                                      =======        ======         ======       =======

------------------------------------------------------------------------------------------
1997
----
U.S. Government Securities -
 Maturing in 1 year or less           $ 6,004       $    8          $   --       $ 6,012
 Maturing between 1 and 5 years        16,375           43               1        16,417
 Maturing after 5 years                 2,000           --              --         2,000

State and Municipal Securities
 Maturing after 5 years                10,600           --              --        10,600

Commercial Paper                       30,199           61              10        30,250

Common Stock                           14,752        3,932           4,613        14,071
                                      -------       ------          ------       -------
                                      $79,930       $4,044          $4,624       $79,350
                                      =======       ======          ======       =======

Differences between cost and market of $4,725,000 (less deferred taxes of $1,895,000) and $580,000 (less deferred taxes of $207,000) were debited and credited to a component of shareholders' equity called cumulative other comprehensive income as of December 31, 1998 and 1997, respectively.

Proceeds from sales of securities available for sale were approximately $133,463,000 and $133,148,000 for the years ended December 31, 1998 and 1997, respectively. In 1998 and 1997, gross gains on the sale of securities available for sale amounted to $1,625,000 and $3,378,000; gross losses were not significant in either year. At December 31, 1998 and 1997, approximately $112,564,000 and $153,230,000 of securities available for sale with original maturities of 91 days or less were included in cash and cash equivalents. The market values of these securities approximate cost.

5.  INVENTORIES
    -----------

At December 31, inventories were comprised of the following:

(dollars in thousands)                 1998           1997
                                     --------       --------
Finished goods and work in process   $542,321       $491,688
Purchased and manufactured parts      307,072        314,375
Raw materials                         107,910        102,156
                                     --------       --------
                                     $957,303       $908,219
                                     ========       ========

6.  LEASE COMMITMENTS
    -----------------

The Company leases certain buildings and transportation and other equipment. Capital leases are not significant.

Total rental expense under operating leases for the year ended December 31 was $84,289,000 in 1998, $80,421,000 in 1997, and $79,113,000 in 1996. Minimum
rental commitments at December 31, 1998, under leases with initial terms in excess of one year were:

          1999--$46,077,000              2002--$20,596,000

          2000--$33,766,000              2003--$16,399,000

          2001--$23,719,000              2004 and beyond--$36,263,000


7.  FINANCIAL INSTRUMENTS
    ---------------------

The Company uses derivative financial instruments to manage well-defined commodity price and foreign currency risks. Financial instruments are not used for trading purposes.

Commodities swap agreements are utilized to hedge anticipated purchases of certain metals used in the Company's manufacturing operations. Under these swap agreements, payments are made or received based on the differential between a specified price and the actual price of the metals. These contracts generally cover a one-year period and are accounted for as hedges, with all gains and losses recognized in cost of sales when the commodities are consumed. At December 31, 1998 and 1997, commodity contracts involving notional amounts of $75,900,000 and $87,900,000, respectively, were outstanding. These notional amounts do not represent amounts exchanged by the parties; rather, they are used as the basis to calculate the amounts due under the agreements.

From time to time the Company utilizes forward foreign currency exchange contracts to minimize the impact of currency movements, principally on anticipated intercompany royalties, inventory purchases, loans and dividends denominated in currencies other than their functional currencies. The terms of these contracts are generally less than one year. The purpose of the Company's hedging is to protect it from the risk that the eventual functional currency inflows resulting from the intercompany payments will be adversely affected by changes in exchange rates. Since these agreements hedge intercompany cash flows, gains and losses are recorded each period based on the market value of the contract at period end. Contract values for the Company's open foreign currency agreements, all with A-rated counterparties, at December 31 are summarized below:

(dollars in thousands)             1998           1997
                                 --------       --------
U.S. $/British Pound             $ 96,361       $ 82,803
U.S. $/French Franc                84,181         70,385
U.S. $/German Mark                 46,513         50,665
U.S. $/Italian Lira                30,314             --
U.S. $/Swiss Franc                 29,095         30,873
U.S. $/Japanese Yen                10,312         11,693
Others                             18,728          6,958
                                 --------       --------
                                 $315,504       $253,377
                                 ========       ========

On March 11, 1994, the Company entered into a foreign currency swap with a AAA-rated counterparty to hedge a portion of its net investment in its Japanese subsidiary. Under terms of the agreement, the Company will swap 15.9 billion yen for U.S. $150 million in 2004 based on the exchange rate on the day the contract became effective. In addition, the contract provides for the Company to make semi-annual interest payments of 4.61% on the 15.9 billion yen, while receiving semi-annual interest payments of 6.71% on the U.S. $150 million. The Company has the unilateral right to unwind the swap early. Due to the fact that this contract is an effective hedge of an investment in a foreign entity, any gain or loss on the contract is recorded directly to the cumulative translation adjustment component of other comprehensive income.

While it is not the Company's intention to terminate any of the above financial instruments, the fair values were estimated by obtaining quotes from brokers which represented the amounts that the Company would receive or pay if the agreements were terminated at the balance sheet dates. These fair values indicated that termination of the commodities swap agreements, the forward foreign currency exchange contracts and the foreign currency swap agreement at December 31, 1998 would have resulted in a $6,000,000 loss, a $2,700,000 loss and a $1,400,000 gain, respectively. Termination of these agreements at December 31, 1997 would have resulted in a $9,200,000 loss on the commodities contracts, a $2,900,000 gain on the forward exchange contracts and a $12,900,000 gain on the foreign currency swap agreement. Due to the volatility of currency exchange rates and commodity prices, these estimated results may or may not be realized.


8.  INTEREST
    --------

The Company capitalizes interest costs associated with the construction of certain assets. These costs are not significant. Interest paid during the periods was approximately equal to amounts charged to expense. Interest income for the year ended December 31 was $21,363,000 in 1998, $19,169,000 in 1997, and
$13,963,000 in 1996.

In connection with proposed financing related to the self-tender offer (see Note 17 - "Unsolicited Tender Offer and Defense"), the Company paid $29.75 million in financing fees in 1998. Of this amount, $7.5 million was expensed in the third quarter of 1998 when paid, while the balance of $22.25 million was capitalized and included in Investements and Other Assets. In connection with the merger with Tyco International Ltd. (see Note 18 - "Merger with Tyco International Ltd."), the Company announced in the fourth quarter of 1998 that its Board rescinded its authorization for a self-tender offer and accordingly terminated its offer to purchase up to 30 million shares of AMP Common Stock at $55 per share. The borrowing intended to fund the self-tender was also terminated and the $22.25 million of fees, which were initially capitalized, were charged to interest expense in the fourth quarter 1998.

9.  RESEARCH AND DEVELOPMENT
    ------------------------

Research and development expenditures for the creation and application of new products and processes for the year ended December 31 were $324,900,000 in 1998, $319,600,000 in 1997, and $315,100,000 in 1996.


10.  DEBT
     ----

At December 31, debt was comprised of the following:

                                                 1998                   1997
                                          --------------------    --------------------
                                                        Due                     Due
                                                       Within                  Within
                                            Long        One        Long         One
(dollars in thousands)                      Term        Year       Term         Year
                                          --------    --------    --------    --------
International bank loans, 4.5% weighted
interest rate (1997-5.2%), repayable
in varying amounts through 2013           $211,189     $27,039    $152,668     $46,616


Mortgages and other indebtedness, 7.0%
weighted interest rate (1997-7.2%),
repayable through 2010                       5,562       3,635       7,027       5,455

International overdrafts and demand
loans, 4.0% weighted interest rate
(1997-4.4%)                                     --     454,377          --     413,162
                                          --------    --------    --------    --------
                                          $216,751    $485,051    $159,695    $465,233
                                          ========    ========    ========    ========


At December 31, 1998, the payment schedule of debt due after one year is as follows: $43,499,000 in 2000, $24,565,000 in 2001, $36,010,000 in 2002,
$37,254,000 in 2003 and $75,423,000 in 2004 and beyond.

The Company maintains a commercial paper program for maximum borrowing of $200,000,000. In addition, an agreement for a $150,000,000 five-year revolving credit facility was signed with a group of U.S. banks primarily to back-up the commercial paper program. The credit facility was amended in August 1997 to extend the term until September 1, 2002 and lower the minimum facility fee to 5 basis points from 6.25 basis points annually. Effective September 28, 1998, under the terms of the agreement the facility fee was increased to 7.5 basis points. Interest rate options on the facility include: (1) the higher of the Federal funds rate plus 1/2 of 1% or the prime commercial lending rate of the lead bank, (2) LIBOR, or (3) rates determined as part of a competitive bidding process. This formal syndicated credit facility has a minimum shareholders' equity requirement of approximately $2 billion. The Company also maintained additional letters of credit and an uncommitted line of credit in the amount of $42,000,000 at December 31, 1998. None of these funding sources were in use at December 31, 1998 and 1997.

In August 1998, the Company entered into a $120,000,000 letter of credit agreement related to a trust used to fund non-qualified benefits in connection with the defense of the hostile takeover attempt by AlliedSignal Inc. (see Note 17 - "Unsolicited Tender Offer and Defense").

At December 31, 1998 and 1997, the fair values of the Company's short-term and long-term debt were not significantly different from the respective carrying values.

11.  SHAREHOLDERS' RIGHTS
     --------------------

On October 25, 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend of one Common Stock Purchase Right (a "Right") for each outstanding share of Common Stock. Under the terms of the original Shareholder Rights Plan, such Rights only become exercisable, or transferable apart from the Common Stock, ten business days after a person or group (an "Acquiring Person") acquires beneficial ownership of, or commences a tender or exchange offer for, 20% or more of the Company's Common Stock other than in connection with an acquisition of shares of Common Stock pursuant to an offer approved by a majority of independent and disinterested directors of the Company prior to the Rights becoming nonredeemable.

Each Right then may be exercised to acquire one share of the Company's Common Stock at an exercise price of $87.50, subject to adjustment. Thereafter, upon the occurrence of certain events (for example, if the Company is the surviving corporation of a merger with an Acquiring Person), the Rights entitle holders other than the Acquiring Person to acquire Common Stock having a value of twice the exercise price of the Rights. Alternatively, upon the occurrence of certain other events (for example, if the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation), the Rights would entitle holders other than the Acquiring Person to acquire Common Stock of the Acquiring Person having a value twice the exercise price of the Rights.

On August 20, 1998, the Company's Board of Directors amended the Rights Agreement to provide that the Rights would become nonredeemable if there were a change in the Company's Board following the announcement of an Unsolicited Acquisition Proposal (as defined in the amendment), such that "disinterested directors" (as defined under Pennsylvania law) then in office, and persons appointed by the Board, no longer constituted a majority of the Company's Board. The Rights Agreement also was amended to provide that, unless the Rights were previously redeemed, a merger or other business combination transaction will be a triggering event.

On September 17, 1998, the Company's Board of Directors further amended the Rights Agreement to reduce the threshold percentage at which the Rights become exercisable from 20% to 10%, for any person which has made an unsolicited acquisition proposal and to make the Rights nonamendable when the Rights are not redeemable. The Rights Agreement also was amended to provide that its terms may not be amended, the Rights shall not be redeemable and the Board of Directors will not be entitled to exercise certain discretionary authority otherwise available or to take other actions, upon the adoption of a Bylaw intended to limit the authority of the Board of Directors and/or confer authority on any person other than the Board of Directors to take action with respect to the Rights Agreement and the Rights issued thereunder.

The Rights may be redeemed by the Company at a redemption price of 1/2 cent per Right at any time until the tenth business day following public announcement that a 10% position has been acquired or ten business days after commencement of a tender or exchange offer. The Rights will expire on November 6, 1999, after which the Company may not adopt a shareholder rights plan for a period of six months.

On November 22, 1998, the Company's Board of Directors amended the Rights Agreement so that it will not be applicable to the proposed merger between the Company and Tyco International Ltd. (see Note 18 - "Merger with Tyco International Ltd.") so that the Rights are nonredeemable prior to November 6, 1999 or, in certain circumstances earlier, following the termination of the merger agreement between the Company and Tyco International Ltd.

12.  EMPLOYEE RETIREMENT PLANS AND RETIREE MEDICAL BENEFITS
     ------------------------------------------------------

DEFINED BENEFIT PLANS--The Company sponsors a defined benefit pension plan which covers the majority of its U.S. employees. Pension benefits are based on years of service and earnings near retirement. Assets of the plan are comprised principally of equity securities and fixed income investments. The plan includes a provision to increase benefit obligations in the event of a change in control of the Company, as defined. It is the Company's policy to fund at least the minimum amounts required by Federal law and regulation.

Certain international subsidiaries also have pension plans. In most cases, the plans are defined benefit in nature. Assets of the plans are comprised of insurance contracts and equity securities -- or book reserves are maintained. Benefit formulas are similar to those used by the U.S. plan. It is the policy of these subsidiaries to fund at least the minimum amounts required by local law and regulation.

DEFINED CONTRIBUTION PLANS--The Company also provides supplemental retirement benefits to the majority of its U.S. employees through defined contribution 401(k) plans. Participation in these plans is elective, and contributions made by employees are matched by the Company in varying amounts based upon a percentage of gross wages and, in certain cases, seniority. Assets of the plans are invested in mutual funds, a fixed income fund and AMP stock. Charges to earnings for these plans amounted to $19,874,000 in 1998, $15,953,000 in 1997, and $15,944,000 in 1996.

VOLUNTARY EARLY RETIREMENT PROGRAMS--In July of 1998, the Company offered enhanced retirement benefits to a targeted group of U.S. employees as an inducement for them to retire. Approximately 1,700 employees accepted this offer. The cost of special benefits provided to this group amounted to approximately $113,500,000 and was recorded as part of the Company's third quarter restructuring charge. A related settlement gain of approximately $20,000,000 was also recorded as part of the Company's third quarter restructuring charge. The election by most retirees to take their benefits as a lump sum payment from the pension plan reduced plan assets by approximately $312,000,000.

In addition, eligibility requirements for the Company's health care continuation program were amended to provide benefits to those electing retirement under this special program. The cost of these benefits amounted to $7,296,000 and was recorded as part of the Company's third quarter restructuring charge.

The Company's subsidiary in Japan also offered special termination benefits to its employees. These benefits, comprised of cash payments and enhanced pension benefits, were provided to approximately 300 employees who elected early retirement. The cost of enhanced pension benefits amounted to approximately $17,600,000 and was included in the Company's third quarter restructuring charge, as well as the associated settlement and curtailment loss of $6,500,000.

Components of net periodic pension cost for the year ended December 31 were:

                                           U. S. Plans                   International Plans
                                  ----------------------------      -----------------------------
(dollars in thousands)               1998      1997     1996           1998      1997       1996
                                  --------   -------   -------      --------  --------   --------
Service cost                      $ 31,811   $29,077   $29,496      $ 16,230  $ 16,031   $ 14,775
                                  --------   -------   -------      --------  --------   --------
Interest cost                       55,737    53,700    48,059        14,455    14,164     13,053
                                  --------   -------   -------      --------  --------   --------
Expected return on plan assets     (61,754)  (60,337)  (54,382)      (16,243)  (16,084)   (13,951)
                                  --------   -------   -------      --------  --------   --------
Amortization amounts:
   Transition obligation            (1,435)   (1,744)   (1,744)          884     1,005      1,087
   Prior service cost                2,442     1,758     1,689            82        85        187
   Actuarial (gain) loss               475       251       602         1,083       (66)      (497)
   Other items                        (711)     (961)     (959)           --        --       (459)
                                  --------   -------   -------      --------  --------   --------
Net amortization and deferral          771      (696)     (412)        2,049     1,024        318
                                  --------   -------   -------      --------  --------   --------
Settlement (gain) loss             (25,026)       --        --         5,038        --         --
                                  --------   -------   -------      --------  --------   --------
Curtailment loss                        --        --        --           579        --         --
                                  --------   -------   -------      --------  --------   --------
Special termination benefits       113,513        --        --        17,605        --         --
                                  --------   -------   -------      --------  --------   --------
Net periodic pension cost         $115,052   $21,744   $22,761      $ 39,713  $ 15,135   $ 14,195
                                  ========   =======   =======      ========  ========   ========

Changes in the pension benefit obligation during 1998 and 1997 were:

                                                        U. S. Plans             International Plans
                                                ------------------------      ------------------------
(dollars in thousands)                             1998           1997          1998           1997
                                                ---------      ---------      ---------      ---------
Net benefit obligation at January 1             $ 811,498      $ 672,959      $ 298,571      $ 299,754
Service Cost                                       31,811         29,077         16,230         16,031
Interest Cost                                      55,737         53,700         14,455         14,164
Participant contributions                              --             --            932            474
Plan amendments                                     9,214             --             39             --
Actuarial losses                                   18,199         80,056         55,074          4,779
Curtailments                                           --             --        (30,803)            --
Settlements paid                                 (312,043)            --        (15,230)            --
Special termination benefits                      113,513             --         17,605             --
Gross benefits paid                               (38,666)       (24,294)       (10,419)        (5,951)
Effect of exchange rate changes                        --             --         31,018        (30,680)
                                                ---------      ---------      ---------      ---------
Net benefit obligation at December 31           $ 689,263      $ 811,498      $ 377,472      $ 298,571
                                                =========      =========      =========      =========

Changes in the fair value of pension assets during 1998 and 1997 were:

                                                        U. S. Plans             International Plans
                                                ------------------------      ------------------------
(dollars in thousands)                             1998           1997          1998           1997
                                                ---------      ---------      ---------      ---------
Fair value at January 1                         $822,850       $701,592       $252,689       $258,561
Actual return on plan assets                      91,375        145,237          7,144          9,994
Employer contributions                               239            184         21,132         13,413
Employee contributions                                --             --            932            474
Settlements paid                                (312,043)            --        (15,230)            --
Gross benefits paid                              (28,230)       (24,163)       (10,419)        (5,951)
Effect of exchange rate changes                       --             --         21,646        (23,802)
                                                --------       --------       --------       --------
Fair value at December 31                       $574,191       $822,850       $277,894       $252,689
                                                ========       ========       ========       ========

A reconciliation of funded status with amounts recognized in the Consolidated Balance Sheets at December 31, 1998 and 1997 appears below:

                                                        U. S. Plans             International Plans
                                                ------------------------      ------------------------
(dollars in thousands)                             1998           1997          1998           1997
                                                ---------      ---------      ---------      ---------
(Under)/Over funded status at December 31       $(115,072)     $  11,352      $(99,578)      $(45,882)
Unrecognized (gain) loss                         (100,141)      (111,001)       57,005         23,887
Unrecognized prior service cost                    12,335          5,563         1,195          1,299
Unrecognized transition (asset) obligation         (6,048)       (12,747)        6,070          6,987
                                                ---------      ---------      --------       --------
Net liability recognized at December 31         $(208,926)     $(106,833)     $(35,308)      $(13,709)
                                                =========      =========      ========       ========

Amounts recognized in the Consolidated Balance Sheets at December 31, 1998 and 1997 consist of:

                                                        U. S. Plans             International Plans
                                                ------------------------      ------------------------
(dollars in thousands)                             1998           1997          1998           1997
                                                ---------      ---------      ---------      ---------
Prepaid benefit cost                            $     853      $     649      $     --       $ 16,067
Accrued benefit cost in other liabilities        (209,779)      (107,482)      (35,308)       (29,776)
Additional minimum liability in other
   liabilities                                    (10,431)            --       (43,170)       (22,600)
Intangible asset                                      717             --         5,973          6,154
Other comprehensive income                          9,714             --        37,197         16,446
                                                ---------      ---------      --------       --------
Net liability recognized at December 31         $(208,926)     $(106,833)     $(35,308)      $(13,709)
                                                =========      =========      ========       ========

The following data applies to plans whose accumulated benefit obligation exceeds the fair value of plan assets.

                                                        U. S. Plans             International Plans
                                                ------------------------      ------------------------
(dollars in thousands)                             1998           1997          1998           1997
                                                ---------      ---------      ---------      ---------
Accumulated benefit obligation                  $25,125        $18,554        $279,571       $214,017
Fair value of plan assets                       $ 4,005        $    --        $212,372       $192,430

The following assumptions were used in these determinations:

                                                        U. S. Plans             International Plans
                                                ------------------------      ------------------------
                                                   1998           1997          1998           1997
                                                ---------      ---------      ---------      ---------
Discount rate at December 31                       6.75%          7.00%         4.25%          5.00%
Rate of increase in compensation levels            4.00%          4.50%         3.00%          3.00%
Expected long-term rate of return                  9.50%          9.50%         6.00%          6.50%

RETIREE MEDICAL BENEFITS--In addition to providing pension and 401(k) benefits, the Company also provides health care coverage continuation for qualifying U.S. retirees from the date of retirement to age 65. This plan has no assets and is funded by the Company on an as needed basis.

Components of net periodic retiree medical cost for the year ended December 31 were:

(dollars in thousands)                      1998      1997     1996
                                          -------    ------   ------
Service cost                              $ 2,134    $1,946   $2,016
                                          -------    ------   ------
Interest cost                               2,654     1,953    1,915
                                          -------    ------   ------
Amortization amounts:
   Transition obligation                    1,071     1,071    1,071
   Actuarial loss (gain)                       17      (380)    (382)
                                          -------    ------   ------
Net amortization and deferral:              1,088       691      689
                                          -------    ------   ------
Special termination benefits                7,296        --       --
                                          -------    ------   ------
Net periodic postretirement benefit cost  $13,172    $4,590   $4,620
                                          =======    ======   ======

Changes in the post retirement benefit obligation during 1998 and 1997 were:

(dollars in thousands)                               1998     1997
                                                   -------   -------
Net benefit obligation at January 1                $28,023   $27,044
Service Cost                                         2,134     1,946
Interest Cost                                        2,654     1,953
Participant contributions                              679       493
Actuarial losses (gains)                            30,334      (776)
Special termination benefits                         7,296        --
Gross benefits paid                                 (3,631)   (2,637)
                                                   -------   -------
Net benefit obligation at December 31              $67,489   $28,023
                                                   =======   =======

A reconciliation of funded status with amounts recognized in the Consolidated Balance Sheets at December 31, 1998 and 1997 appears below:

(dollars in thousands)                        1998        1997
                                            --------    --------
Under funded status at December 31          $(67,489)   $(28,023)
Unrecognized actuarial loss (gain)            22,897      (7,421)
Unrecognized transition obligation            14,993      16,064
                                            --------    --------
Net liability recognized at December 31     $(29,599)   $(19,380)
                                            ========    ========

Retiree medical benefits expense was computed using a medical cost trend rate of 8.0% graded to 5.5% in year 2002 and later. For each increase of 1% in the medical cost trend rate the benefit obligation would increase approximately $3,100,000 and the total service and interest cost components of net periodic postretirement benefits cost would increase approximately $300,000. For each decrease of 1% in the medical cost trend rate the benefit obligation would decrease approximately $3,000,000 and the total service and interest cost components of net periodic postretirement benefits cost would decrease approximately $300,000. The discount rate used to compute the obligation was 6.75% and 7.0% at December 31, 1998 and 1997, respectively.

13.  STOCK AWARD PLANS
     -----------------

LONG-TERM EQUITY INCENTIVE PLAN--In April 1993, the shareholders approved the 1993 Long-Term Equity Incentive Plan (the "Plan"). The Plan, as amended in April 1995, provides that Stock Bonus Units ("SARs"), Incentive Stock Options ("ISOs"), Non-Qualified Stock Options ("NQSOs") and/or performance restricted stock may be issued to key employees. Awards of up to 10,000,000 shares of the Company's Common Stock may be made under this Plan.

STOCK OPTIONS--The Board of Directors determines the terms and conditions applicable to each Stock Option award. The option price per share of Common Stock will not be less than 100% of the fair value of the stock on the award date. Options expire no later than ten years from date of grant and may not be exercised earlier than twelve months from such date. Generally, options granted under the Plan since inception become exercisable on the third anniversary of the grant date.

The Company accounts for stock option awards as prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and its related interpretations. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income. Had the Company recorded compensation expense for the fair value of the options granted, as provided by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

(dollars in thousands, except per share data)      1998         1997         1996
                                                 ---------    --------     --------
Net income--                As reported          $  2,315     $473,090     $286,984
                            Pro forma            $(15,430)    $461,778     $281,400

Earnings per share--
  Basic and Diluted EPS     As reported          $   0.01     $   2.15     $   1.31
                            Pro forma            $  (0.07)    $   2.10     $   1.28

In order to calculate the fair value of stock options at date of grant, the Company used the Black-Scholes option pricing model. The following assumptions were used:

                                             1998       1997      1996
                                            -------    ------    ------
Expected option term in years                  6.5       6.5       6.5
Stock price volatility factor                 27.0      25.3      25.3
Dividend yield                                2.5%      2.5%      2.5%
Risk free interest rate                      5.50%     6.49%     6.43%

A summary of the status of the Company's stock option plan follows:

                                      1998                          1997                           1996
                          --------------------------    -----------------------------   -----------------------------
                            Number     Average Price       Number       Average Price     Number       Average Price
                          of Shares      Per Share       of Shares        Per Share      of Shares        Per Share
                          -----------  -------------    -----------    --------------   -----------    --------------
Balance, January 1         5,847,332      $40.42          4,226,063        $36.69       2,539,519          $36.54
    Granted                2,795,828       31.32          2,040,900         47.03       1,838,200           36.61
    Exercised               (254,430)      37.00           (261,543)        32.09         (80,699)          25.74
    Canceled                (147,375)      37.56           (158,088)        39.83         (70,957)          41.80
                           ----------     ------          ---------        ------       ---------          ------

Balance at December 31     8,241,355      $37.49          5,847,332        $40.42       4,226,063          $36.69
                           ----------     ------          ---------        ------       ---------          ------

Exercisable at
    December 31            2,295,955      $37.70          1,231,783        $34.00         670,933          $29.61
                           ----------     ------          ---------        ------       ---------          ------

Fair value of options
Granted during year                       $ 8.93                           $13.94                          $10.88
                                          ------                           ------                          ------

STOCK BONUS UNITS--Stock Bonus Units awarded under the Plan may be granted to participants with or without a Supplemental Cash Bonus, at the discretion of the Board of Directors. The designated value of each Stock Bonus Unit may not be less than 95% of the average fair value of the stock over the 10 days preceding the award date. Awards are computed by multiplying vested Bonus Units by the excess of the market price of the Company's Common Stock over the designated value of the Stock Bonus Unit. Approximately 55,000 shares would be distributed in the years 1999 and 2000 for Stock Bonus Units granted before and outstanding at December 31, 1998, based on the market price at that date. Currently, it is the Company's intention that no future grants of Stock Bonus Units will be made.

PERFORMANCE RESTRICTED STOCK--In April 1995, the Company's shareholders approved an amendment to the Plan which provided for the issuance of restricted stock to key executives. Shares vest over a three year period based on the attainment of specified average annual earnings growth and return-on-equity targets. Data relative to shares awarded is presented below:

                                                 1998           1997            1996
                                              ------------   ------------    -----------
Number of shares awarded                        119,900         175,900        154,300
Fair value of shares granted during year       $  30.38        $  47.00       $  36.63

Charges (credits) to income before income taxes for current and future distributions under these plans for the year ended December 31 totaled ($531,000) in 1998, $6,761,000 in 1997, and $1,099,000 in 1996.

EMPLOYEE STOCK PURCHASE PLAN-- Effective July 1, 1998, the Company adopted an Employee Stock Purchase Plan whereby 3,000,000 shares of the Company's Common Stock were made available to its employees for purchase. All employees in the United States and certain subsidiaries of the Company are eligible to participate. Employee elections are made quarterly and a maximum of 15% of pay, not to exceed $21,250 per employee annually, may be withheld via payroll deduction for the purchase of shares under this plan.

At the conclusion of each quarterly period, the purchase price of the shares to be distributed is determined by discounting the lower of the market value on the first or last day of the quarterly period by 15%. Differences between the cost and market value of the shares distributed are charged to or creditied to other capital. During 1998, 148,316 shares with an average price of $29.80 per share were purchased by participants.

Due to the Company's planned merger with Tyco International Ltd. (see Note 18 - "Merger with Tyco International Ltd."), the Employee Stock Purchase Plan was frozen effective January 1, 1999, and will be terminated upon the consummation of the merger.

All of the performance restricted stock, stock options, and stock bonus units will vest immediately on the effective date of the merger with Tyco International Ltd. (see Note 18 - "Merger with Tyco International Ltd.").

14.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
     -----------------------------------------------

                                                           For the 3 Months Ended
                                         ----------------------------------------------------------
(dollars in thousands except               March 31        June 30      September 30    December 31
 per share data)                         -----------     -----------    ------------    -----------
  1998
---------
Net sales                                $1,394,889      $1,352,762     $1,337,218      $1,396,686
Gross income                                435,918         374,578        396,268         371,377
Net income                                  102,576          54,797        (76,348)        (78,710)
Basic and diluted net income/(loss)
per share                                     $0.47           $0.25         ($0.35)         ($0.36)

  1997
---------
Net sales                                $1,392,867      $1,468,005     $1,432,600      $1,451,763
Gross income                                421,904         472,388        478,070         476,630
Net income before cumulative effect
    of accounting changes                   101,328         107,293        121,605         127,414
Cumulative effect of accounting changes      15,450              --             --              --
                                         -----------     -----------    -----------     -----------
Net income                                  116,778         107,293        121,605         127,414
                                         -----------     -----------    -----------     -----------

Basic and diluted net income per share
    before cumulative effect of
    accounting changes                        $0.46           $0.49          $0.55           $0.58
Basic and diluted cumulative effect
    of accounting changes per share           $0.07              --             --              --
                                         -----------     -----------    -----------     -----------
Basic and diluted net income per share        $0.53           $0.49          $0.55           $0.58
                                         -----------     -----------    -----------     -----------

The third quarter of 1998 includes an after-tax charge of $126.3 million, or $0.58 per share for restructuring and one-time charges (see Note 2 - "Restructuring and One-time Charges/(Credits)"). The third quarter of 1998 also includes after-tax charges of $13.5 million, or $0.06 per share, to establish a litigation reserve; $10.8 million, or $0.05 per share, of expenses incurred in connection with the defense against an unsolicited offer (see Note 17 - "Unsolicited Tender Offer and Defense"); and $5.1 million, or $0.02 per share, for non-refundable bank fees related to proposed financing on the Company's cancelled offer to repurchase 30 million shares of its common stock. The fourth quarter of 1998 includes an after-tax charge of $153.9 million, or $0.70 per share for restructuring and one-time charges (see Note 2 - "Restructuring and One-time Charges/(Credits)"). The fourth quarter of 1998 also includes after-tax charges of $17.3 million, or $0.08 per share, for expenses incurred in connection with the defense against an unsolicited offer (see Note 17 - "Unsolicited Tender Offer and Defense"); and $15.0 million, or $0.07 per share, for non-refundable bank fees related to proposed financing on the Company's cancelled offer to repurchase 30 million shares of its common stock. See Note 1 to the Consolidated Financial Statements for an explanation of the accounting changes reflected in the first quarter of 1997. The second quarter of 1997 includes an after-tax charge to net income of $11.9 million or $0.05 per share to establish a litigation reserve. The fourth quarter of 1997 includes an after-tax charge of $17.2 million or $0.08 per share to write-down certain equity investments and an offsetting after-tax benefit of $17.5 million or $0.08 per share for the adjustment to reduce the restructuring reserve that was established in 1996.

15.  INCOME TAXES
     ------------

Components of income tax expense for the year ended December 31 were:

(dollars in thousands)                            1998          1997          1996
                                               --------       --------      ---------
U. S. Federal:
    Taxes currently payable                    $ 48,485      $  96,207      $101,080
    Deferred taxes                              (50,992)        47,729       (42,370)
Foreign:
    Taxes currently payable                      49,681         80,274        85,325
    Deferred taxes                              (49,401)       (11,865)         (711)
Other:
    Taxes currently payable                       3,343         10,155         7,841
    Deferred taxes                                   --         (2,155)          159
                                               --------       --------      ---------
                                               $  1,116       $220,345      $151,324
                                               ========       ========      =========

At December 31, gross deferred tax assets and liabilities were:

(dollars in thousands)                               1998         1997
                                                  ---------     ---------
Gross deferred tax assets:
    Inventories                                    $ 89,609      $ 90,256
    Pensions                                        100,073        44,395
    Bonus plans                                       3,781         9,671
    Medical benefits                                 14,478        16,075
    Accruals                                         50,091        27,034
    NOL carryovers                                   18,311        10,264
    Other                                            83,718        56,075
                                                   --------      --------
                                                   $360,061      $253,770
                                                   ========      ========
Gross deferred tax liabilities:
    Depreciation                                   $ 21,246      $ 51,571
    Undistributed earnings of subsidiaries           95,815        66,145
    Other                                            35,789        39,110
                                                   --------      --------
                                                   $152,850      $156,826
                                                   ========      ========

The Company's income tax payable based upon income tax expense varied from the U.S. Federal income tax rate for the following reasons:

                                                         1998        1997       1996
                                                        -------    --------   --------
U. S. Federal income taxes at 35% statutory rate        $ 1,201    $237,294   $153,408
State income taxes, net of federal tax benefit           (8,086)      3,628        669
Foreign income taxes, including unbenefitted losses      29,304       6,059      8,017
Low income housing investment tax credit                 (7,489)     (7,525)    (7,810)
Foreign sales corporation tax credit                     (7,352)     (7,900)    (6,705)
Other items not individually significant                 (6,462)    (11,211)     3,745
                                                        -------    --------   --------
Income tax expense                                      $ 1,116    $220,345   $151,324
                                                        =======    ========   ========

The Company has net operating loss carryforwards related to its M/A-COM division and certain foreign subsidiaries. At December 31, 1998, the tax effect of these losses and related valuation allowance was approximately $108 million and $90 million, respectively. The valuation allowance increased $50 million in 1998 due to current year losses at certain foreign subsidiaries. These tax benefits expire as follows: $63 million in 2000 to 2004, $8 million in 2005 to 2009 and $37 million have no expiration.

For the year ended December 31, income before income taxes, after allocation of eliminations, is as follows:

(dollars in thousands)                     1998       1997       1996
                                         --------   --------   --------
United States operations                 $ 75,076   $521,963   $259,916
International operations                  (71,645)   156,022    178,392
                                         --------   --------   --------
Worldwide income before income taxes     $  3,431   $677,985   $438,308
                                         ========   ========   ========

Provisions are made for estimated U.S. and foreign income taxes, less available tax credits and deductions, which may be incurred on the remittance of the Company's share of subsidiaries' undistributed earnings not deemed to be indefinitely invested. Taxes have not been provided on international subsidiaries' earnings of approximately $206,000,000 and $204,000,000 at December 31, 1998 and 1997, respectively. These earnings are deemed to be indefinitely reinvested.

Income tax payments, net of refunds, were $133,873,000 in 1998, $155,215,000 in 1997, and $168,598,000 in 1996.

16.  BUSINESS SEGMENTS
     -----------------

The Company operates in three reportable segments: terminal and connector, cable, and wireless. The terminal and connector segment produces electronic/electrical connection, switching, and programming devices and associated application tools and machines. The cable segment designs and manufactures cable-based electronic solutions products for voice, data, and video technology. The wireless segment produces items for home automation, microwave technology, wireless communication, and network/premise wiring hardware. The Company serves over 90,000 customers, including original equipment manufacturers and their subcontractors, utilities, distributors, value-added resellers, and customers who install, maintain, and repair equipment. These customers are located in over 143 countries.

Revenues and operating income (loss) from segments below the quantitative segment reporting thresholds are attributable to three operating segments. Those segments include an opto-electronics business, an optical cable and assembly product business, and a printed wiring board business. None of those segments have ever met any of the quantitative thresholds for determining reportable segments.

The Company's reportable segments are strategic business units that offer a wide variety of products within a particular segment. The segments are differentiated based upon technology, materials, production processes and marketing approaches.

The accounting policies of the segments are the same as those described in Note 1 - "Summary of Accounting Principles". Assets and expenses identified as corporate or infrastructure support have been included in the terminal and connector segment. The Company evaluates performance based upon trade sales and income (loss) from operations, excluding unusual or nonrecurring items. Transfers between segments are accounted for on an arms' length pricing basis.

The current segment structure was established effective January 1, 1997. The Company was managed under a different structure prior to 1997 and restatement of 1996 financial information to conform to the current segment presentation is impractical. Depreciation expense by segment is not calculated as it has not been deemed a critical factor in managing the business and accumulation of depreciation expense by segment has been determined to be impractical. The Company does not include restructuring and other one-time charges/(credits) in the determination of a segment's profit or loss.

Pertinent financial data by major segments for the year ended December 31 are:

dollars in thousands                                 1998           1997
                                                  ----------     ----------
Net sales to trade customers:
  Terminal & Connector                            $4,199,696     $4,438,948
  Cable                                              510,226        473,838
  Wireless                                           456,470        461,997
  Others                                             315,163        370,452
                                                  ----------     ----------
    Total                                         $5,481,555     $5,745,235
                                                  ----------     ----------
Operating income (loss):
  Terminal & Connector                            $  611,524     $  710,081
  Cable                                              (18,778)        23,768
  Wireless                                             1,685         24,698
  Others                                             (35,084)       (17,288)
  Restructuring and other one-time
     (charges)/credits                              (407,582)        25,852
                                                  ----------     ----------
    Total operating income                        $  151,765     $  767,111
                                                  ----------     ----------
Reconciliation to income before income taxes:
  Interest expense                                   (63,394)       (31,843)
  Other deductions, net                              (84,940)       (57,283)
                                                  ----------     ----------
    Income before income taxes                    $    3,431     $  677,985
                                                  ----------     ----------
Net inventory:
  Terminal & Connector                            $  748,400     $  722,600
  Cable                                               99,816         94,164
  Wireless                                            88,430         99,103
  Others                                              82,106         79,287
  Eliminations                                       (61,449)       (86,935)
                                                  ----------     ----------
    Net inventory                                 $  957,303     $  908,219
                                                  ----------     ----------
Net property, plant and equipment:
  Terminal & Connector                            $1,627,825     $1,581,018
  Cable                                              129,451         89,204
  Wireless                                           127,611        145,269
  Others                                              67,508        105,858
  Eliminations                                       (63,265)        (5,364)
                                                  ----------     ----------
    Net property, plant and equipment             $1,889,130     $1,915,985
                                                  ----------     ----------
Capital expenditures:
  Terminal & Connector                            $  390,932     $  414,113
  Cable                                               19,790         24,877
  Wireless                                            43,211         34,351
  Others                                              21,939         17,945
                                                  ----------     ----------
    Total capital expenditures                    $  475,872     $  481,286
                                                  ----------     ----------

The $415.0 million of 1998 pretax restructuring and other one-time charges were recorded in the Consolidated Statement of Income as follows: $53.0 million was attributable to inventory and equipment and recorded in cost of sales; $354.6 million was recorded in restructuring and one-time charges/(credits); and $7.4 million, representing the loss on the sale of a joint venture, was recorded in other deductions, net. The $25.9 million pretax credit to restructuring and other one-time charges/(credits) in 1997 was recorded as follows: $4.5 million to cost of sales and $21.4 to restructuring and one-time charges/(credits).

          Geographic Information           1998           1997         1996
-------------------------------------    ----------    ----------   ----------
Revenues:
  United States                          $2,246,099    $2,354,836   $2,209,782
  Germany                                   457,662       450,706      496,688
  Japan                                     529,051       624,510      635,032
  Other foreign countries                 2,248,743     2,315,183    2,126,526
                                         ----------    ----------   ----------
    Total revenues                       $5,481,555    $5,745,235   $5,468,028
                                         ----------    ----------   ----------
Net property, plant and equipment:
  United States                          $  982,161    $1,052,729   $1,077,741
  Germany                                   132,566       106,089      114,519
  Japan                                     247,430       258,542      291,778
  Other foreign countries                   526,973       498,625      543,570
                                         ----------    ----------   ----------
    Net property, plant and
      equipment                          $1,889,130    $1,915,985   $2,027,608
                                         ----------    ----------   ----------

Geographic revenues shown above are attributed to countries based on location of customer.

17.  UNSOLICITED TENDER OFFER AND DEFENSE
     ------------------------------------

On August 4, 1998, AlliedSignal Inc. ("AlliedSignal") announced its intention to commence an offer to purchase all outstanding shares of the Company's Common Stock at a price of $44.50 per share (the "Original AlliedSignal Offer"). The Original AlliedSignal Offer commenced on August 10, 1998 and had an initial expiration date of September 11, 1998. At the time of the Original AlliedSignal Offer, AlliedSignal announced its intention to solicit consents, among other things, to amend the Company's Bylaws to increase the size of the Board of Directors from 11 to 28 and to elect 17 persons, all of whom are directors and/or executive officers of AlliedSignal, to the Company's Board of Directors (the "AlliedSignal Nominees"). A record date of October 15, 1998 was established in connection with this consent solicitation. After careful consideration, the Board of Directors, by unanimous vote of those present, determined to reject the Original AlliedSignal Offer as inadequate, not reflective of the value and prospects of the Company and not in the best interests of the Company and its relevant constituencies, including its shareholders. At such time, the Board of Directors also determined not to redeem the Rights (see Note 11 - "Shareholders' Rights"), not to grant certain approvals under the Pennsylvania Business Corporation Law (the "PBCL") which were a condition to the Original AlliedSignal Offer, and to amend the Rights Agreement to provide, among other things, that the Rights would become nonredeemable until November 6, 1999 (when the Rights Agreement will expire in accordance with its terms) if AlliedSignal were successful in its efforts to elect persons which would cause the "disinterested directors," as defined in the PBCL as amended, in office prior to such election to no longer constitute a majority of the members of the Company's Board of Directors.

On September 14, 1998, AlliedSignal amended its offer (the "Amended AlliedSignal Offer") to reduce to 40,000,000 the number of shares sought to be purchased. The Amended AlliedSignal Offer had an initial expiration date of September 25, 1998. AlliedSignal had also announced its intention to commence another offer, following the expiration of the Amended AlliedSignal Offer, to purchase any shares not purchased in the Amended AlliedSignal Offer at a price of $44.50 per share in cash (the "Second Offer"). According to AlliedSignal, the Second Offer would be made upon essentially the same terms and subject to the same conditions set forth in the Original AlliedSignal Offer. At the time of the Amended AlliedSignal Offer, AlliedSignal announced its intention to solicit consents for a new proposal (the "Rights Plan Proposal") which would amend the Company's Bylaws to remove from the Board of Directors and vest in persons designated by AlliedSignal and to be identified in the amendment to the Bylaws the power to make decisions under the Rights Agreement.

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

As a result of the above events, during 1998 the Company incurred approximately $42 million in fees in defending against AlliedSignal's bid. These fees are related primarily to legal, public relations, and financial consulting, as well as other incremental costs associated with special meetings of the Company's Board of Directors, advertisements, and services from lobbyists. These expenditures are included in other deductions, net on the Consolidated Statements of Income and were expensed as incurred. Due to the planned merger with Tyco International Ltd., the Company expects these expenses to be minimal subsequent to December 31, 1998.

On September 28, 1998, the Company's Board of Directors authorized the Company's management to enter into a Flexitrust Agreement to establish the Flexitrust, a grantor trust, to hold shares of the Company's Common Stock. The Flexitrust was targeted to free operating cash flow, which would otherwise be used to fund, among other things, cash and stock benefit and compensation requirements of approximately $1.0 billion over the next ten years. The Flexitrust would not affect the Company's employee benefit and compensation plans.

Upon the establishment of the Flexitrust, the Company expected, pursuant to a Stock Purchase Agreement, to sell to the Flexitrust on or prior to the consummation of the Offer, an aggregate of 25 million authorized but unissued shares of Common Stock (the "Trust Shares") for a purchase price of $39.1875 per share, the closing price per share on the New York Stock Exchange on September 25, 1998. The Flexitrust would then issue to the Company, as payment for the Trust Shares, a 10-year note payable to the Company in the principal amount of approximately $979.7 million. The Company's note receivable and related interest income, as well as the Flexitrust's note payable and related interest expense, would not be recognized in the Company's consolidated financial statements. Future company contributions to the Flexitrust, together with dividends paid in respect to the Trust Shares, would be sufficient to allow the Flexitrust to make principal and interest payments due on such note. Cash paid or contributed to the Flexitrust by the Company is not expected to be retained by the Flexitrust, but rather returned to the Company as previously described. As principal payments are made on the note, a proportionate number of Trust Shares would become available for use by the Flexitrust in satisfaction of certain benefit and compensation obligations of the Company.

Generally, Trust Shares held by the Flexitrust will be voted or consented on any matter or tendered in the same proportion that all other shares of Common Stock are voted, consented, or tendered. However, in the case of a self tender made by the Company, or in the case of a third party tender or exchange offer for less than a majority of all outstanding shares of Common Stock, Trust Shares will be tendered only upon directions of the Flexitrust Committee. The formation of the Flexitrust and issuance of Trust Shares would have no effect on the Company's earnings per share calculation and would not change the number of shares to be issued under the Company's existing stock-based plans. Until the note is paid down and Trust Shares become available for use by the Flexitrust, the Trust Shares would not be treated as outstanding for purposes of earnings per share calculations.

On September 28, 1998, the Company also announced its intention to commence a tender offer (the "Self-Tender") for 30 million shares of the Company's Common Stock for $55 per Share. The Self-Tender was designed as a down payment to shareholders of the impact of the Profit Improvement Plan. The Self-Tender commenced on October 9, 1998 and was scheduled to expire on November 20, 1998, unless extended, and was subject to certain conditions, including receipt of the necessary financing and no change in control of the Company.

The Company estimated that the total funds required to complete the Self-Tender and to pay certain related fees and expenses would be approximately $1.7 billion. The Company intended to source these funds from a proposed $2.6 billion Senior Secured Credit Facility, denominated in U.S. dollars, for which the Company received commitments on October 28, 1998.

On November 23, 1998, the Company announced its intention to merge with Tyco International, Ltd (see Note 18 - "Merger with Tyco International Ltd."). At that time the Company announced that its Board rescinded its authorization for the self-tender offer and accordingly terminated its offer to purchase up to 30 million shares of the Company's Common Stock at $55 per share. In addition, the Board rescinded its authorization to establish the Flexitrust and the Company will not issue 25 million additional shares of Common Stock which were to have been sold to the Flexitrust. Finally, the debt to fund the above was never used and terminated upon the announced merger with Tyco International Ltd..

18.  MERGER WITH TYCO INTERNATIONAL LTD.
     -----------------------------------

On November 23, 1998, the Company announced its intention to merge with Tyco International Ltd. ("Tyco") in a tax-free, stock for stock transaction valued at $51.00 per share of AMP common stock based on Tyco's November 20, 1998 closing price of $65.0625 per share. The exchange ratio is subject to a collar as described below. Based upon the price of Tyco stock, AMP shareholders will receive Tyco stock valued between $51.00 and $55.95 per share. The transaction is expected to be accounted for as a pooling of interests and the merger is subject to the approval of both companies' shareholders and customary regulatory approvals. The Company and Tyco International Ltd. will hold special shareholder meetings related to the proposed merger on April 1, 1999 and anticipate that the transaction will be completed early in the second calendar quarter of 1999.

Under the terms of the collar, if Tyco's weighted average stock price is between $60.00 and $67.00 per share over a 15-day trading period ending four days prior to the Company's shareholder vote on the merger, the Company's shareholders will receive Tyco stock valued at $51.00 per share. If Tyco's stock price is between $67.00 and $73.50, over the relevant trading period, the Company's shareholders will receive 0.7612 shares of Tyco stock, resulting in a value between $51.00 and $55.95 per share. If Tyco's stock price is above $73.50, the Company's shareholders will receive Tyco stock valued at $55.95 per share. If Tyco's stock price is below $60.00, Tyco can terminate the deal unless the Company exercises its right to close at the ratio of 0.85 and the Company can terminate the deal unless Tyco exercises its right to "top up" to $51.00 per share. The 15 day trading period to determine the exchange ratio will start on March 8, 1999 and end at the close of business on March 26, 1999.

Conditions of the merger include: approval and adoption of the merger agreement by the Company's shareholders; approval by the Tyco shareholders of the issuance of Tyco common shares to be delivered in connection with the merger; the absence of legal restraints to the consummation of the merger; receipt of opinions with respect to the tax-free nature of the merger and confirming that the merger qualifies for pooling of interests accounting treatment.

The Company is required to pay to Tyco a termination fee of $300 million, and pay up to $30 million of Tyco's reasonable out-of-pocket expenses, if the merger agreement is terminated under certain circumstances. If the merger agreement is terminated under certain other circumstances, the Company may be required to pay up to $30 million of Tyco's reasonable out-of-pocket expenses (but not a termination fee), or Tyco may be required to pay to the Company up to $30 million of reasonable out-of-pocket expenses. In addition to the termination fee, the Company has granted an option to Tyco to purchase shares of the Company's common stock equal to approximately 19.9% of the outstanding shares. The option is exercisable under the same circumstances that the termination fee is payable to Tyco, provided that the profit Tyco realizes on the exercise of the options may not exceed $301 million, less the amount of the termination fee that is paid to Tyco.

Prior to November 6, 1999 the Company would be prohibited from entering into or approving another transaction unless the Merger Agreement is terminated under certain limited circumstances as specified in the Merger Agreement.

In the event that the merger is approved by the shareholders, a maximum change in control liability totaling approximately $150 million would be triggered. Components of the liability include obligations for severance, performance restricted stock, and professional fees. In addition, the Company will change its fiscal year-end from December 31 to September 30 to correspond to the fiscal year of Tyco International Ltd.

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

     The consolidated financial statements and other financial information contained in this Form 10-K are the responsibility of management. They have been prepared in accordance with generally accepted accounting principles applied on a materially consistent basis and are deemed to present fairly the consolidated financial position of AMP Incorporated and subsidiaries, and the consolidated results of their operations. Where necessary, management has made informed judgments and estimates of the outcome of events and transactions, with due consideration given to materiality.

     As a means of fulfilling its responsibility for the integrity of financial information included in this Form 10-K, management relies on the Company's system of internal controls. This system has been established to ensure, within reasonable limits, that assets are safeguarded, that transactions are properly recorded and executed in accordance with management's authorization and that the accounting records provide a solid foundation from which to prepare the financial statements. It is recognized that no system of internal controls can detect and prevent all errors and irregularities. Management believes that the established system provides an acceptable balance between benefits to be gained and their related costs.

     It has always been the policy and practice of the Company to conduct its affairs ethically and in a socially responsible manner. Employee awareness of these objectives is achieved through regular and continuing key written policy statements. Management maintains a systematic program to ensure compliance with these policies.

     As part of their audit of the financial statements, the Company's independent public accountants review and assess the effectiveness of selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing and extent of audit tests to be applied. In addition, the Company maintains a staff of internal auditors who work with the independent public accountants to ensure adequate auditing coverage of the Company and who conduct operational audits of their own design. Management emphasizes the need for constructive recommendations as part of the auditing process and implements a high proportion of their suggestions.

     The Audit Committee of the Board of Directors meets with the independent public accountants, internal auditors and management periodically to review their respective activities and the discharge of each of their responsibilities. Both the independent public accountants and the internal auditors have free access to the Audit Committee, with or without management, to discuss the scope of their audits and the adequacy of the system of internal controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's Board of Directors
--------------------------------

     The members of the Company's Board of Directors are identified below by name, age as of March 10, 1999 and a description of each director's principal occupation and business experience.

Name and Year First Elected Director         Age      Principal Occupation and Business Experience
------------------------------------         ---      --------------------------------------------
Ralph D. DeNunzio       -     1977           67        President of Harbor Point Associates, Inc., New York, New York,
                                                       a private investment and consulting  firm, having served in that capacity for more than the past five years.  Mr. DeNunzio also serves as a director of Harris Corporation, FDX Corporation and NIKE, Inc.

Barbara H. Franklin     -     1993           58        President and Chief Executive Officer of Barbara Franklin Enterprises,
                                                       Washington, D.C., a private consulting and investment firm, since 1995.
                                                       Ms. Franklin served as the U.S. Secretary of Commerce in the Bush
                                                       Administration.  She also serves as a director of Aetna, Inc., Milacron Inc.,
                                                       The Dow Chemical Company and Medlmmune, Inc.

Joseph M. Hixon III     -     1988           60        Retired Chairman of the Board of Hixon Properties Incorporated,
                                                       San Antonio, Texas, maintaining real estate holdings and other investments.
                                                       Mr. Hixon served as Chairman of Hixon Properties Incorporated for more than five years.

William J. Hudson, Jr.  -     1992           64        Former Chief Executive Officer and President of the Corporation.  Mr. Hudson
                                                       served as an officer and director of the Corporation for more than the past five years.  He also serves as a director of Carpenter Technology Corporation and The Goodyear Tire & Rubber Company.

Joseph M. Magliochetti  -     1996           56        President, CEO and a director of Dana Corporation, Toledo, Ohio, a manufacturer of automotive components and systems.  Mr. Magliochetti has served as President of Dana since 1995, prior to which he was President of
                                                       Dana's North American operations.  He was elected a director of Dana in 1996 and elected Chief Operating Officer in 1997.

Harold A. McInnes       -     1981           71        Retired Chairman of the Board of Directors and Chief Executive Officer of
                                                       the Corporation.  Mr. McInnes served as an officer of the Corporation for more than five years.  He has served as Director of PPG Industries, Inc.
                                                       from January 1986 to April 1998.

Jerome J. Meyer         -     1996           61        Chairman of the Board and Chief Executive Officer of Tektronix, Inc.,
                                                       Wilsonville, Oregon, an electronic equipment manufacturer.  Mr. Meyer has served as Chairman of the Board and Chief Executive Officer and as a
                                                       director of Tektronix for more than the past five years.  He also serves as a director of Enron, Corp. and Standard Insurance Corporation.

John C. Morley          -     1991           67        President of Evergreen Ventures, Ltd., Cleveland, Ohio, a family-owned investment company, since August 1995.  Mr. Morley is the former President,
                                                       Chief Executive Officer and director of Reliance Electric Company,
                                                       Cleveland, Ohio, a manufacturer of electrical, mechanical power transmission, and telecommunications equipment and systems, having served in that capacity for more than five years.  He also serves as a director of Cleveland Cliffs,
                                                       Inc., the Ferro Corporation, and Lamson & Sessions, Inc.  Until, May 1998 he
                                                       served as a director of Acheson Industries, Inc., a privately held speciality chemical company headquartered in Port Huron, MI.

Robert Ripp             -     1998           57        Chairman of the Board and Chief Executive Officer of the Corporation.
                                                       Mr. Ripp has served as an officer of the Corporation for more than the past five years.  He also serves as a director of Ace Ltd.

Paul G. Schloemer       -     1991           70        Retired President and Chief Executive Officer of Parker Hannifin Corporation,
                                                       Cleveland, Ohio, an international manufacturer of hydraulic, pneumatic and electromechanical components.  He also serves as a director of Esterline
                                                       Technologies Corporation, Rubbermaid Inc. and Source Capital Inc.

Takeo Shiina            -     1995           69        Chairman of the Advisory Council of IBM Japan, Ltd., a manufacturer of computer systems located in Japan.  Mr. Shiina served as a board member of
                                                       IBM Japan, Ltd. from 1962 until his retirement as Chief Executive Officer in
                                                       1992, having served in the capacity as CEO for more than five years.  He also serves as a director of Air Products and Chemicals, Inc. and a member of the European Advisory Board of Bankers Trust Company.

     The Directors will serve on the Board of Directors until either the merger with the indirect subsidiary of Tyco International Ltd. is consummated or the next Annual Meeting of Shareholders for the election of directors, whichever occurs first.

The Company's Executive Officers
--------------------------------

     The executive officers of the Company are identified below by name, and their respective ages as of March 10, 1999 and positions held with the Company. With the exception of Messrs. Clark and Kaleida who are appointed by the Chairman of the Board and Chief Executive Officer, all executive officers are elected by the Board of Directors to serve in their current office for one year or until their successors have been duly elected and qualified. All such officers with the exception of Messrs. Lang, Lemaitre, Kaleida, Ripp and Urkiel have been employed by the Company for more than 10 years.

       Name                 Age           Office
       ----                 ---           ------

Robert Ripp ..............  57  Chairman of the Board and Chief Executive
                                Officer since 1998.

                                Mr. Ripp joined the Corporation in 1994 in the position of Vice President, Finance. He was Vice President and Chief Financial Officer from 1994 to 1998, also serving as President, Global Consumer & Industrial Division in 1997, and Executive Vice President, Global Businesses in 1998.


William J. Hudson, Jr. .... 64  Vice Chairman since 1998.

                                Mr. Hudson was divisional Vice President,
                                Connector and Electronic Products in 1982, divisional Vice President, Far East Operations from 1983 to 1989, Vice President, Far East Operations in 1989, Vice President, Asia/Pacific Operations from 1990 to 1991, Executive Vice President, International from 1991 to 1993, and Chief Executive Officer and President and a Director from 1993 to 1998.

William S. Urkiel.........  53  Corporate Vice President and Chief Financial
                                Officer since 1998.

                                Mr. Urkiel joined the Corporation in 1995 and was Controller from 1995 to 1997, and Corporate Vice President, Finance from 1997 to 1998.

Richard P. Clark........... 51  Divisional Vice President, Global Wireless
                                Products Group since 1995.

                                Mr. Clark was Associate Director, Corporate
                                Development from 1989 to 1995, and President and Chief Executive Officer, M/A-COM Incorporated from 1995 to 1997.

Herbert M. Cole............ 62  Senior Vice President, Worldwide Connector and
                                Cable Assembly Operations since 1998.

                                Mr. Cole was divisional Vice President,
                                Communications and Assemblies Group from 1984 to 1987, divisional Vice President, Operations, Automotive/Consumer Business Group from 1987 to 1988, divisional Vice President, Group Director, Integrated Circuit Connector Group from 1988 to 1991, divisional Vice President, Capital Goods Business Group from 1991 to 1994, Vice President, Business Planning, Asia/Pacific from 1994 to 1995, Vice President Asia/Pacific in 1995, President, Asia Pacific and Vice President from 1995 to 1998 and Vice President and President, Global Terminal and Connector Operations and President, The Americas Region (acting) in 1998.

Thomas J. DiClemente....... 46  Corporate Vice President, Americas since 1999.

                                Mr. DiClemente was divisional Business Manager from 1986 to 1992, Director, Business & Operations Planning International in 1992, General Manager, AMP Italia from 1992 to 1995, Area Director, EMEA (Europe, Middle East, Africa) from 1995 to 1996, divisional Vice President, Southern EMEA from 1996 to 1997, divisional Vice President, EMEA in 1997 and President, EMEA from 1997 to 1998.

Juergen W. Gromer.........  54  Senior Vice President, Worldwide Sales and
                                Service since 1998.

                                Mr. Gromer was divisional Vice President,
                                Central Europe and General Manager AMP Germany from 1990 to 1994, divisional Vice President, Central and Eastern Europe and General Manager, AMP Germany from 1994 to 1996, divisional Vice President, Central and Eastern Europe and divisional Vice President Automotive Division Europe, Middle East, Africa (EMEA) from 1996 to 1997 and divisional Vice President and President, Global Automotive Division in 1997 and President, Global Automotive Division and Vice President from 1997 to 1998.

David F. Henschel.........  48  General Counsel and Corporate Secretary since
                                1998.

                                Mr. Henschel was Associate General Legal Counsel from 1990 to 1993 and Corporate Secretary and Associate General Legal Counsel from 1993 to 1998.

Richard H. Kaleida........  49  Divisional Vice President, Corporate Portfolio
                                Assessment since 1999.

                                Mr. Kaleida was General Manager of Advanced
                                Sensors and Interconnection Systems from 1995
                                to 1996, Director Supplier Relations from 1996 to 1997, Director Global Purchasing in 1997, divisional Vice President Global Procurement from 1997 to 1998, Vice President T&C Operations in 1998, and divisional Vice President, Global Product Engineering, Global Product Management and Global Logistics in 1998.

John H. Kegel.............  57  Corporate Vice President, Asia/Pacific since
                                1998.

                                Mr. Kegel was divisional Vice President, Systems from 1989 to 1992 and divisional Vice President, Logistics from 1992 to 1997.

Mark E. Lang..............  49  Corporate Controller since 1998.

                                Mr. Lang joined the Corporation in 1994 in the position of Controller, Aerospace Government Systems Sector, a position he held until 1995. He was Controller, Global Interconnect Systems Business Group from 1995 to 1998.

Philippe Lemaitre.........  49  Corporate Vice President, Advanced Technologies
                                and Services since 1998.

                                Mr. Lemaitre served as Vice President and Chief Technology Officer from 1997 when he joined the Corporation to 1998.

Joseph C. Overbaugh.......  53  Corporate Treasurer since 1993.

                                Mr. Overbaugh was Assistant Treasurer from 1987 to 1993.

Nazario Proietto..........  51  Corporate Vice President, Global Sales and
                                Country Management since 1997.

                                Mr. Proietto was General Manager - AMP Italia from 1982 to 1990, divisional Vice President, Southern Europe from 1990 to 1995, divisional Vice President, Marketing - Europe in 1995, divisional Vice President, Power and Utilities from 1995 to 1997, divisional Vice President and President, AMP Power and Utilities Division from 1997 to 1998 and President, Global Consumer, Industrial and Power Technology Division in 1998 and Vice President since
                                1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers, directors, and persons owning more than ten percent of a registered class of the Corporation's equity securities to file reports of ownership and changes in ownership of all equity and derivative securities of the Corporation with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. The SEC regulations also require that a copy of all such
Section 16(a) forms filed must be furnished to the Corporation by the officers, directors and greater than ten percent shareholders.

     Based solely on a review of the copies of such forms and amendments thereto received by the Corporation, or written representations from the Corporation's officers and directors that no Forms 5 were required to be filed, the Corporation believes that during 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met.


ITEM 11.  EXECUTIVE COMPENSATION

                                                         SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                              Annual Compensation                           Compensation
                                ----------------------------------------------    ----------------------------------
                                                                                               Awards
                                                                                  ----------------------------------
                                                                    Other Annual   Restricted  Securities Underlying   All Other
   Name and principal                      Salary         Bonus     Compensation  Stock Awards     Options/SARs       Compensation
       position                 Year         ($)           ($)           ($)          ($)               (#)               ($)
     -------------              ----       -------       -------       -------    ------------ ---------------------  ------------
          (a)                   (b)        (c)<F1>       (d)<F1>       (e)<F2>       (f)<F3>         (g)<F4>               (h)
----------------------------    ----       -------       -------       -------    ------------ ---------------------  ------------
Robert Ripp                     1998       516,672             0       271,393         847,463      101,100           94,700<F5>
  Chairman of the Board and     1997       400,008       198,804         3,440         733,200       25,100           71,915
  Chief Executive Officer       1996       375,000        46,875        24,157         578,675       25,500           67,000

William J. Hudson, Jr.          1998       870,000             0       824,116               0       34,028          133,600<F6>
  Vice Chairman and Former      1997       810,000       534,600        35,608       1,861,200       63,900          126,940
  Chief Executive Officer       1996       810,000             0        32,548       1,717,713       75,600          110,640
  and President

Juergen Gromer<F10>             1998       434,338        19,545         3,176         361,463       17,400                0
  Senior Vice President         1997       393,189       176,111        28,141         437,100       15,000                0
                                1996       425,626        67,975        19,018               0       22,400                0

John E. Gurski                  1998       416,547             0       223,625         400,950       27,200           54,572<F7>
  Vice President                1997       370,008       183,894       165,623         620,400       21,200           49,680
                                1996       350,004        46,200       225,067         538,388       23,800           40,000

Herbert M. Cole                 1998       402,929             0       741,018         592,313       19,500           65,324<F8>
  Senior Vice President         1997       218,518       180,564       445,286         639,200       13,600           55,402
                                1996       253,524        31,500       437,543         505,425       12,800           54,400

James E. Marley                 1998       710,016             0        605,602              0            0          104,400<F9>
  Retired Chairman              1997       648,000       429,624        57,707       1,489,900       51,100           99,852
                                1996       648,000             0        26,018       1,373,438       60,500           85,952
--------------------

<F1> Under the Deferred Compensation Plan, designated executive officers are permitted to defer receipt of up to 50% of their annual base salary and all officers of the Corporation are entitled to defer receipt of all or a portion of their annual cash bonus. The period of deferral is within the discretion of the executive, but is generally until the year following termination of employment. During the period of deferral, the deferred compensation may be allocated or reallocated by the executive between and among the following investment options: i) an interest-bearing account with interest credited monthly based on 120% of the Mid-Term Applicable Federal Rate as published by the Internal Revenue Service, adjusted monthly and ii) a phantom AMP Common Stock Account in which the phantom dividends are reinvested in the phantom stock units. Payments of the deferred compensation can be made at the executive's election in either a lump sum or up to ten annual installments. Amounts of salary or bonus attributable to 1996, 1997 and 1998, the receipt of which has been deferred under this plan, are nevertheless included in columns (c) and (d), as appropriate, of the Summary Compensation Table.
<F2> Unless otherwise indicated, no executive officer named in the Summary
     Compensation Table received personal benefits or perquisites in excess of the lesser of $50,000 or 10% of his total compensation reported in columns
     (c) and (d). Reported in this column is annual compensation related to: (i) the Cash Bonus paid under the Corporation's former Bonus Plan (Stock Plus
     Cash) to cover United States income taxes as described in footnote 1 to the "Aggregated Option/SAR Exercises in 1998 and FY-End Option/SAR Values" Table in this Report, and fractional shares of the Bonus Plan Stock Bonus;
     (ii) earnings in 1998 on vested portions of the Performance Restricted Shares issued under the 1993 Long-Term Equity Incentive Plan in 1995 and the associated phantom shares representing accumulated dividends based on performance during 1995 through 1997, see footnote 3 of this Table; (iii) reimbursement of relocation expenses and payments of estimated income taxes relating to reimbursement of relocation expenses to Mr. Ripp in 1996 and 1997 and Mr. Gurski in 1997; (iv) overseas allowances for Mr. Gurski in 1996, and Mr. Cole in 1996 and 1997 and (v)certain payments of estimated taxes relating to Mr. Gurski's assignment overseas during 1996, and Mr. Cole's assignment overseas during 1996 and 1997 including payments made in 1996, 1997 and 1998 with regard to previous years' tax obligations and reimbursements or refunds received by the Corporation for tax payments made in previous years.
<F3> During 1998, 183,200 shares of restricted stock were granted by the
     Corporation, resulting in a total of 518,000 shares of restricted stock held at December 31, 1998. These shares had an aggregate value of $26,968,375 based upon a $52.0625 per share closing price of the Corporation's Common Stock as reported on the New York Stock Exchange Composite Tape on December 31, 1998, and dividends are paid on 63,000 of these shares to the same extent as any other shares of the Corporation's Common Stock. The number of shares of restricted stock includes certain time-vesting restricted shares as well as Performance Restricted Shares awarded under the Corporation's 1993 Long-Term Equity Incentive Plan, which vest in 3 years based on achievement of minimum average annual return on equity and average annual earnings growth objectives for the Corporation. Dividends earned on Performance Restricted Shares, of which 455,000 were held at December 31, 1998, are credited to the executive officer's account and are deemed to be invested in phantom shares of Common Stock. These phantom shares vest only when and to the extent the associated Performance Restricted Shares vest.
<F4> Includes awards made pursuant to the Corporation's 1993 Long-Term Equity
     Incentive Plan. The Long-Term Equity Incentive Plan is described in footnote 1 to the "Option/SAR Grants in 1998" Table in this Report.
<F5> Includes $4,800 as the company-matching contribution under the Employee
     Savings and Thrift Plan; $10,700 as the company-matching contribution under the Deferred Compensation Plan; $3,600 as total director fees paid to Mr. Ripp in 1998 by two wholly-owned subsidiaries of the Corporation; and $75,600 as the total premium paid by the Corporation in 1998 under a split-dollar insurance plan, including both the portion of the premium that is attributable to term life insurance coverage for Mr. Ripp and the full dollar value of the remainder of the premium. The split-dollar insurance plan provides life insurance coverage for Mr. Ripp equal to twice his base salary (in lieu of the coverage available under the Corporation's group-term life insurance plan), and a substantial portion of the value of the advances made to pay the premium as shown in this table will be repaid to the Corporation from policy proceeds.
<F6> Includes $4,800 as the company-matching contribution under the Employee
     Savings and Thrift Plan; $21,300 as the company-matching contribution under the Deferred Compensation Plan; and $107,500 as the total premium paid by the Corporation in 1998 under a split-dollar insurance plan, including both the portion of the premium that is attributable to term life insurance coverage for Mr. Hudson and the full dollar value of the remainder of the premium. The split-dollar insurance plan provides life insurance coverage for Mr. Hudson equal to twice his base salary (in lieu of the coverage available under the Corporation's group-term life insurance plan), and a substantial portion of the value of the advances made to pay the premium as shown in this table will be repaid to the Corporation from policy proceeds.
<F7> Includes $4,800 as the company-matching contribution under the Employee
     Savings and Thrift Plan; $6,972 as the company-matching contribution under the Deferred Compensation Plan; and $42,800 as the total premium paid by the Corporation in 1998 under a split-dollar insurance plan, including both the portion of the premium that is attributable to term life insurance coverage for Mr. Gurski and the full dollar value of the remainder of the premium. The split-dollar insurance plan provides life insurance coverage for Mr. Gurski equal to twice his base salary (in lieu of the coverage available under the Corporation's group-term life insurance plan), and a substantial portion of the value of the advances made to pay the premium as shown in this table will be repaid to the Corporation from policy proceeds.
<F8> Includes $4,800 as the company-matching contribution under the Employee
     Savings and Thrift Plan; $7,724 as the company-matching contribution under the Deferred Compensation Plan; and $52,800 as the total premium paid by the Corporation in 1998 under a split-dollar insurance plan, including both the portion of the premium that is attributable to term life insurance coverage for Mr. Cole and the full dollar value of the remainder of the premium. The split-dollar insurance plan provides life insurance coverage for Mr. Cole equal to twice his base salary (in lieu of the coverage available under the Corporation's group-term life insurance plan), and a substantial portion of the value of the advances made to pay the premium as shown in this table will be repaid to the Corporation from policy proceeds.
<F9> Includes $4,800 as the company-matching contribution under the Employee
     Savings and Thrift Plan; $16,500 as the company-matching contribution under the Deferred Compensation Plan; $3,600 as total director fees paid to Mr. Marley in 1998 by two wholly-owned subsidiaries of the Corporation; and $79,500 as the total premium paid by the Corporation in 1998 under a split-dollar insurance plan, including both the portion of the premium that is attributable to term life insurance coverage for Mr. Marley and the full dollar value of the remainder of the premium. The split-dollar insurance plan provides life insurance coverage for Mr. Marley equal to twice his base salary (in lieu of the coverage available under the Corporation's group-term life insurance plan), and a substantial portion of the value of the advances made to pay the premium as shown in this table will be repaid to the Corporation from policy proceeds.
<F10>Mr. Gromer's compensation was paid in German marks. The amounts reported for Mr. Gromer have been converted to U.S. dollars based on the average monthly conversion rate calculated using the daily conversion rates listed by Bloomberg Financial Markets Commodities News.

                                                OPTION/SAR GRANTS IN 1998
                                                                                                     Potential Realizable Value at
                                                                                                        Assumed Annual Rates of
                                                                                                     Stock Price Appreciation for
                                                           Individual Grants                                Option Term<F3>
                              ------------------------------------------------------------------    -------------------------------
                                       Number of    % of Total
                                       Securities    Options/
                                       Underlying      SARs      Exercise               Market
                                       Options/SARs Granted to    or Base              Price at
                                        Granted<F1>  Employees     Price   Expiration    Grant       0%        5%          10%
        Name                    Date        (#)       in 1998    ($/share)  Date <F2>  ($/share)    ($)       ($)          ($)
        ----                    ----   ------------ ----------   --------- ----------  ---------    ---       ---          ---
Robert Ripp                   7/21/97      41,100      1.48        30.375    7/21/08     30.375     0       785,120     1,989,648
  Chairman of the Board and   8/20/98      60,000      2.16        44.850<F4>8/20/08     39.000     0     1,120,613     3,378,357
  Chief Executive Officer

William J. Hudson, Jr.        12/7/98      34,028      1.22        49.000    7/25/05     49.000     0     1,048,601     2,657,362
  Vice Chairman and Former
  Chief Executive Officer
  and President

Juergen Gromer                7/21/98      17,400      0.63        30.375    7/21/08     30.375     0       332,387       842,333
  Senior Vice President

John E. Gurski                7/21/98      27,200      0.98        30.375    7/21/08     30.375     0       519,593     1,316,750
  Vice President

Herbert M. Cole               7/21/98      22,300      0.80        30.375    7/21/08     30.375     0       425,990     1,079,541
  Senior Vice President

James E. Marley                   N/A           0         0           N/A        N/A        N/A     0             0             0
  Retired Chairman

<F1> The Corporation's 1993 Long-Term Equity Incentive Plan ("1993 Plan") became effective on July 1, 1993 and is a long-term incentive compensation program that is based on stock price appreciation in the form of stock options (either incentive or non-qualified stock options) and infrequently, in the discretion of the Corporation, in the form of freestanding SARs payable in the Corporation's Common Stock or from time to time, in the Corporation's sole discretion, in cash. The 1993 Plan also provides for the award of performance-based restricted stock ("Performance Restricted Shares"). The 1993 Plan is administered by the Compensation and Management Development Committee of the Corporation's Board of Directors ("Committee"). Under the 1993 Plan, each employee designated by the Committee to participate is credited with stock options having an option price per share of Common Stock that is not less than 100% of the closing price of the Common Stock on the New York Stock Exchange Composite Tape on the award date, and/or stock bonus units (SARs)having a designated value per unit of not less than 95% of the average closing price of the Common Stock on the New York Stock Exchange Composite Tape for the 10 trading days immediately prior to the award date, and/or Performance Restricted Shares. No SAR awards were made under the 1993 Plan in 1998. Awards of Performance Restricted Shares and stock options that were made to the named executive officers in 1998 are shown in columns (f)and (g), respectively, of the Summary Compensation Table in this Report.

     With respect to stock options, with the exception of the award to Mr. Hudson on December 7, 1998, see footnote 5 to this Table, all options granted in 1998 to the named executive officers will vest 3 years from the date of award and will expire 7 years after vesting. Except the August 20, 1998 award to Mr. Ripp, see footnote 4 to this Table, the options have an exercise price equal to 100% of the closing price of the Common Stock on the New York Stock Exchange on the award date. Under the authorization of the Committee, all options granted in 1998 include a term that permits their transfer to immediate family members, trusts for the exclusive benefit of such members, or partnerships in which such members are the only partners. Transferred options may not be further transferred by immediate family members except by will or by the laws of descent and distribution, and the named executive officers remain responsible for the income taxes and tax withholding requirements arising upon the exercise of transferred options.

     When SAR awards are made, bonus computations with respect to the stock bonus units are made on the 4th through 6th anniversaries of the award date for one-third of each participant's bonus units and are based on the increase in the market price of the Common Stock over the designated value, as established on the award date. The bonus typically paid in stock ("Stock Bonus") is the number of shares of Common Stock having an aggregate market value on the computation date equivalent to the one-third of the participant's bonus units multiplied by the increase in market price described above. A cash bonus ("Supplemental Cash Bonus") is also paid under the 1993 Plan in conjunction with Stock Bonuses. The Supplemental
     Cash Bonus is paid at the same time that payment of the Stock Bonus is made and is a percentage of the value of the Stock Bonus that is designated at the time of award and is no greater than that calculated to provide a payout sufficient to pay the anticipated United States income tax at a maximum rate for the highest taxable bracket with respect to the aggregate of the Stock Bonus and the Supplemental Cash Bonus. Supplemental Cash Bonus awards are not included in this table when stock bonus unit (SAR) awards are made in the reported year and disclosed in this table.
<F2> The expiration date for stock options under the 1993 Plan is the date determined by the Committee at the time of the award of such options. When SARs are granted in the reported year and disclosed in this table, the 6th anniversary date is designated as the "expiration date" because computations of the Stock Bonus are made on the 4th through 6th anniversaries of the award date for one-third of each participant's bonus units granted in the award.
<F3> In 1998 the named executive officers received awards under the 1993 Plan entirely in either stock options or Performance Restricted Shares awards, and therefore assumed values contained in this table relate only to the options. These values are based on assumed appreciation rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the Corporation's stock price. The values are based on the difference between the exercise price and the exercise price as increased by the assumed annual appreciation rate over the 10-year term of the options, compounded annually, with said difference multiplied by the number of options granted as shown in the table.
<F4> These options awarded to Mr. Ripp concurrent with his appointment as Chairman of the Board and Chief Executive Officer have an exercise price 15% above the closing price of the Common Stock on the New York Stock Exchange on the award date and above the tender price then being offered by Allied
     Signal in its hostile bid to acquire the Corporation.
<F5> These options awarded to Mr. Hudson are reload stock options. Non-
     qualified options granted in 1995, 1996 and 1997 and non-qualified and incentive stock options granted after 1997 include a one-time reload right for officers and senior management subject to the share ownership guidelines (the share ownership guidelines are described in Part III, Item
     12 "Security Ownership of Executive Officers" and in the "Compensation and Management Development Committee Report on Executive Compensation" in this Report). The reload right provides that when an option with a reload right is exercised and the payment of the exercise price is made with previously owned shares of the Corporation's stock, reload options are granted in an amount equal to the number of previously owned shares swapped to cover both the exercise price and the anticipated tax consequences of the exercise.
     The reload options have a price equal to the fair market value on the date of the exercise and have a term equal to the remaining term of the options exercised.

       AGGREGATED OPTION/SAR EXERCISES<F1> IN 1998 AND FY-END OPTION/SAR
                                     VALUES

                                                               Number of Securities Underlying        Value of Unexercised
                                                                 Unexercised Options/SARs on        In-The-Money Options/SARs
                               Shares Acquired     Value            December 31, 1998 (#)           on December 31, 1998 ($)
                                 on Exercise      Realized     -------------------------------  ----------------------------------
          Name                      (#)           ($)<F2>      Exercisable/Unexercisable<F3>    Exercisable/Unexercisable <F3><F4>
          ----                 ---------------    --------     -------------------------------  ----------------------------------
Robert Ripp                            0                0            56,700 / 151,700                   808,431 /1,844,831
  Chairman of the Board and
  Chief Executive Officer

William J. Hudson, Jr.            42,235          281,034           275,138 / 139,500                 4,492,259 /1,647,684
  Vice Chairman and Former
  Chief Executive Officer
  and President

Juergen Gromer                    34,712          384,005             2,300 /  54,800                    21,131 / 802,327
  Senior Vice President

John E. Gurski                         0                0            57,700 /  64,400                   942,556 / 946,013
  Vice President

Herbert M. Cole                        0                0            31,200 /  72,800                   439,250 /1,075,388
  Senior Vice President

James E. Marley                        0                0           202,000 / 101,600                 3,441,063 /1,142,038
  Retired Chairman
-----------------------

<F1> Exercises shown in this table relate to stock bonus units (SARs) granted under the Corporation's Bonus Plan (Stock Plus Cash) ("Bonus Plan"), which preceded the 1993 Plan, and to both stock bonus units (SARs) and stock options awarded under the 1993 Plan.

     With respect to stock bonus units granted under the Bonus Plan and the 1993 Plan, the incentive compensation is based on stock price appreciation in the form of freestanding SARs payable in the Corporation's Common Stock or occasionally, in the discretion of the Corporation, in cash. Each employee designated by the Board of Directors to participate in the Bonus Plan was credited with stock bonus units having a designated value per unit of not less than 95% of the closing price of the Common Stock on the New York Stock Exchange on the award date. Under the 1993 Plan, the stock bonus units have a designated value per unit of not less than 95% of the average closing price of the Common Stock on the New York Stock Exchange Composite Tape for the 10 trading days immediately prior to the award date. The 1993 Plan is more fully described in footnote 1 to the "Options/SAR Grants in 1998" Table in this Report.

     Bonus computations are made on the 4th through 6th anniversaries of the award date for one-third of each participant's stock bonus units. Bonus computations for stock bonus units granted under the Bonus Plan are made using the greater of the increase in the market price of the Common Stock
     (a) over the designated value, as established on the award date, or (b) over an adjusted designated value. The adjusted designated value is 95% of an amount determined by discounting the market price of the Common Stock on the computation date by a percentage (not to exceed 7.5% per year) equal to one-half of the Corporation's compound average annual growth rate in earnings per share during the period between the award date and the computation date. Bonus computations for stock bonus units granted under the 1993 Plan are made by simply using the increase in the market price of the Common Stock over the designated value as established on the award date. The bonus typically paid in stock under either plan ("Stock Bonus") is the number of shares of the Common Stock having an aggregate market value on the computation date equivalent to the amount computed as described above.

     A cash bonus is also paid under both the Bonus Plan and the 1993 Plan. For awards under the Bonus Plan that were made between January 27, 1988 and June 30, 1993, the cash bonus is an amount sufficient to pay the anticipated United States income tax with respect to both the Bonus
     Plan Stock Bonus and the cash bonus as determined at the time of the distribution of the bonuses, not to exceed an amount that is 50% of the value of the Bonus Plan Stock Bonus. The cash bonus under the 1993 Plan is described in footnote 1 of the table entitled "Options/SAR Grants in 1998" in this Report. The amounts of the cash bonus paid in 1998 based on distributions made in that year under these plans are included in column
     (e), "Other Annual Compensation", of the Summary Compensation Table in this Report.

     In view of the foregoing, "exercises" for purposes of this table are deemed to be the Stock Bonus computations that are made on the 4th through 6th anniversaries of the award date for one-third of each participant's stock bonus units granted in an award under the Corporation's Bonus Plan and 1993 Plan, together with stock options under the 1993 Plan that were exercised during 1998. The stock options awarded under the 1993 Plan are described in footnote 1 of the "Options/SAR Grants in 1998" Table in this Report.
<F2> "Value Realized" includes the amount of appreciation realized upon exercise of stock options under the 1993 Plan, together with the Stock Bonus paid under the Bonus Plan and the 1993 Plan based on stock price appreciation. The figures reported in this column do not include the cash bonus as described in footnote 1 of this Table.
<F3> The stock bonus units (SARs) awarded under the Bonus Plan and the 1993 Plan are not exercised by the participants, but are paid based on bonus computations made on the 4th through 6th anniversaries of the award date for one-third of each participant's stock bonus units.
<F4> These values relate only to stock options granted under the 1993 Plan and the Stock Bonus described in footnote 1 of this Table under both the Bonus Plan and the 1993 Plan. A cash bonus under the Bonus Plan and the 1993 Plan is also paid as previously described, but is not included in the values disclosed in this column. With respect to Stock Bonuses under the Bonus Plan, these values also have been calculated based on the designated values for the respective awards and without regard to adjusted designated values, as those terms are defined under the Bonus Plan and described in footnote 1 of this Table.

RETIREMENT BENEFITS

     The Corporation maintains a pension plan ("Pension Plan") for its employees that is designed and administered to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended ("Code"). The Pension Plan has been noncontributory since January 1, 1991. Prior to January 1, 1994 the Pension Plan was a career average defined benefit plan under which, for each year of covered service with the Corporation, an employee accrued a benefit equal to 1.67% of his or her current base earnings. The Pension Plan also included an alternative formula that updated pension benefits for prior service based on most-recent 3 years average base earnings rates. An employee received the greater of the benefit the employee had otherwise earned under the Pension Plan or the benefit calculated under the alternative formula based on most-recent average base earnings and years of credited service.

     Effective as of January 1, 1994 the Corporation amended the Pension Plan to provide benefits based on final average base earnings and total years of credited service at retirement. The final average base earnings is determined based on the average of the year-end annual earnings rates for the 3 years that represent the employee's highest 3 years average during such employee's last 10 years of service. The benefit is calculated by adding (1) 1.0% of such final average base earnings, up to the then-current Social Security covered compensation level ($33,060 in 1999), multiplied by the employee's credited years of past service (not to exceed 35 years), (2) 1.5% of such final average base earnings in excess of the Social Security covered compensation level, multiplied by the employee's credited years of past service (not to exceed 35 years), and (3) 1.2% of such final average base earnings, multiplied by the number of the employee's credited years of past service in excess of 35 years. Credited years of past service are counted back to age 21 and one year of service for participants who joined the Pension Plan when first eligible, otherwise back to the date of actual enrollment in the Pension Plan. Employees who were age 60 or older as of January 1, 1994 will receive the higher of the benefit under the prior career average defined benefit approach or the benefit under the new final average base earnings method.

     Earnings used to calculate benefits under the Pension Plan are restricted to (a) annual base salary, including amounts deferred under the Corporation's Employee Savings and Thrift Plan, amounts applied to the employee portion of the welfare benefit plan premiums pursuant to a salary reduction agreement, and amounts credited to health care and dependent care flexible spending accounts pursuant to a salary reduction agreement and (b) for individuals paid on a commission basis, annual base salary (as described above) plus commissions, but commissions are included only to the extent that the sum of the annual base salary and commissions does not exceed a designated amount. Normal Retirement Date under the Pension Plan is defined as age 65, but there is no actuarial reduction of a participant's pension for early retirement between the ages of 60 and 65.

     The Pension Plan also provides for a special pension benefit formula that would be used to recalculate benefits in the event of a change in control of the Corporation. The special formula, which the Corporation plans to review and modify from time to time as the funding status of the Pension Plan warrants, is intended to ensure that excess Pension Plan assets at the time of a change in control are used to provide increased retirement benefits for covered employees. The special formula is similar in design to the final average earnings formula described above under the amended Pension Plan, with the 1%, 1.5% and 1.2% factors replaced by 1.25%, 1.75%, and 1.67%, respectively.

     In accordance with Code requirements, the Pension Plan limits the maximum amount of annual compensation that may be taken into account under the Pension Plan ($160,000 in 1999) and the maximum annual employer provided benefit that can be paid under the Pension Plan ($130,000 in 1999). The Corporation maintains a supplemental employee retirement program ("SERP") pursuant to which certain employees whose retirement benefits otherwise payable under the Pension Plan are limited by these Code restrictions will receive payment of a supplemental pension from non-Pension Plan sources. The total benefit payable under both the Pension Plan and the SERP is calculated without regard to the Code limitations applicable to the Pension Plan using the same pension formula(s) applicable under the Pension Plan and using a 3 years average of both base earnings and annual cash bonus (whether paid or deferred). The total benefit thus calculated, reduced by the restricted benefit actually payable from the Pension Plan, is the benefit payable from the SERP.

     The following table shows the combined annual retirement benefit payable to the Corporation's executive officers named in the Summary Compensation Table, except Mr. Gromer, under both the Pension Plan and the SERP, as amended effective January 1, 1994, upon normal retirement, based on the indicated amount of final average remuneration and number of credited years of service.<F1> Mr. Gromer's annual retirement benefit is calculated under the terms of a retirement plan maintained by AMP Deutschland that is similar in design to the U.S. Pension Plan described above. Mr. Gromer's annual pre-tax retirement benefit payable upon normal retirement (age 65) under the AMP Deutschland plan would be $308,663 (based on an exchange rate of DM 1.76=$1), assuming he remains employed by AMP Deutschland at his present salary to age 65.

                                     PENSION PLAN TABLE <F4>

                                     Years of Service  <F3>
                    -----------------------------------------------------------
Remuneration<F2>        15        20        25        30       35        40
-----------------   --------- --------- --------- --------- --------- ---------
$  400,000.........    87,521   116,694   145,868   175,041   204,215   228,215
   450,000.........    98,771   131,694   164,618   197,541   230,465   257,465
   500,000.........   110,021   146,694   183,368   220,041   256,715   286,715
   550,000.........   121,271   161,694   202,118   242,541   282,965   315,965
   600,000.........   132,521   176,694   220,868   265,041   309,215   345,215
   650,000.........   143,771   191,694   239,618   287,541   335,465   374,465
   700,000.........   155,021   206,694   258,368   310,041   361,715   403,715
   750,000.........   166,271   221,694   277,118   332,541   387,965   432,965
   800,000.........   177,521   236,694   295,868   355,041   414,215   462,215
   850,000.........   188,771   251,694   314,618   377,541   440,465   491,465
   900,000.........   200,021   266,694   333,368   400,041   466,715   520,715
   950,000.........   211,271   281,694   352,118   422,541   492,965   549,965
 1,000,000.........   222,521   296,694   370,868   445,041   519,215   579,215
 1,050,000.........   233,771   311,694   389,618   467,541   545,465   608,465
 1,100,000.........   245,021   326,694   408,368   490,041   571,715   637,715
 1,150,000.........   256,271   341,694   427,118   512,541   597,965   666,965
 1,200,000.........   267,521   356,694   445,868   535,041   624,215   696,215
 1,250,000.........   278,771   371,694   464,618   557,541   650,465   725,465
 1,300,000.........   290,021   386,694   483,368   580,041   676,715   754,715
 1,350,000.........   301,271   401,694   502,118   602,541   702,965   783,965
 1,400,000.........   312,521   416,694   520,868   625,041   729,215   813,215
 1,450,000.........   323,771   431,694   539,618   647,541   755,465   842,465
 1,500,000.........   335,021   446,694   558,368   670,041   781,715   871,715
 1,550,000.........   346,271   461,694   577,118   692,541   807,965   900,965
 1,600,000.........   357,521   476,694   595,868   715,041   834,215   930,215
 1,650,000.........   368,771   491,694   614,618   737,541   860,465   959,465
 1,700,000.........   380,021   506,694   633,368   760,041   886,715   988,715
 1,750,000.........   391,271   521,694   652,118   782,541   912,965 1,017,965
 1,800,000.........   402,521   536,694   670,868   805,041   939,215 1,047,215
---------------

<F1> Effective in April 1997, Mr. Ripp became a participant under the newly-
     created AMP Incorporated Supplemental Executive Pension Plan, which was implemented to provide a competitive annual retirement benefit to executives, such as Mr. Ripp, who are first employed by the Corporation mid-to late-career. Under this plan, Mr. Ripp's annual retirement benefit at Normal Retirement Date is the greater of the combined annual retirement benefit payable under the Pension Plan and the SERP, as described above, or 30% of his highest 3 years average of base compensation and annual cash bonuses.
<F2> The compensation covered by the combination of the Pension Plan and SERP includes the employee's final average earnings, as determined by the average of the 3 years that represents the employee's highest base earnings during such employee's last 10 years of service, together with the average of the employee's annual cash bonus payments also paid in such 3 years. In the case of the named executive officers other than Mr. Gromer, the annual base earnings considered in such a determination includes the amount of salary and bonus shown in columns (c) and (d) of the Summary Compensation Table in this Report.
<F3> The current estimated credited years of service for the named executive officers, except J. Gromer, discussed above, are as follows: R. Ripp - 4.3 years, W. J. Hudson, Jr. - 34.5 years; J. Gurski - 25.5; H. M. Cole - 31.8 years; years and J. E. Marley - 34.5 years. The estimated credited years of service for the named executive officers, except J. Gromer, discussed above, and Mr. Gurski who retired effective January 1, 1999, at the Normal Retirement Date are as follows: R. Ripp - 11.92 years; W. J. Hudson, Jr. -
     34.92 years; H. M. Cole - 35.08 years; and J. E. Marley - 36.08 years.
<F4> The retirement benefit shown in the Pension Plan Table is a straight life annuity amount and is not subject to any reduction for Social Security or other offset amounts. However, as required by law, the form of payment for married employees under the Pension Plan is a 50% joint and survivor annuity, which is typically less than the straight life annuity amount.


COMPENSATION OF DIRECTORS

     A director who is not an employee of the Corporation is paid $26,000 per year for services as a director and also $1,000 for each day in attendance at a meeting of the Board. Additionally, a director is paid $1,000 for attendance at each meeting of any committee of the Board on which he or she serves. The chairperson of any such committee is paid an annual retainer of $2,500. An outside or non-employee director may also be paid $1,000 per day for special services or assignments requested by either the Chairman of the Board and Chief Executive Officer of the Corporation or the Vice Chairman. A director who is also an employee of the Corporation does not receive any director or committee fees. During 1998 the Board of Directors held 20 meetings.

In 1998 total compensation earned by the directors was as follows:

                                        Total Director
                   Director              Compensation
              -------------------       --------------
            Dexter F. Baker...........  $ 11,292   <F3>
            Ralph D. DeNunzio.........    62,500
            Barbara H. Franklin.......    56,500
            Joseph M. Hixon III.......    56,000   <F1>
            William J. Hudson, Jr.....         0   <F2>
            Joseph M. Magliochetti....    50,000   <F1>
            James E. Marley...........         0   <F2><F3>
            Harold A. McInnes.........    50,500
            Jerome J. Meyer...........    52,000   <F1>
            John C. Morley............    58,500   <F1>
            Robert Ripp...............         0   <F2>
            Paul G. Schloemer.........    52,875
            Takeo Shiina..............    50,000   <F1>
------------

<F1> This compensation includes amounts with respect to which the Director elected to defer receipt under the terms of the Corporation's Deferred Compensation Plan for outside and non-employee directors, described below.
<F2> Messrs. Hudson and Marley were employees as well as directors of the
     Corporation and therefore did not receive any separate director or committee fees.
<F3> Messrs. Baker and Marley were not members of the Board of Directors for the entire year. Mr. Baker declined to stand for re-election in 1998 for personal reasons; therefore, his position expired as of April 22, 1998.
     Mr. Marley resigned from his position as Chairman as of August 20, 1998.

     Outside and non-employee directors are permitted to defer receipt of all or a portion of the annual retainer and the meeting fees. The period of the deferral is within the discretion of each director, provided however that payment must be made or commenced no later than the earliest of the death of the director, a change in control and termination of the director's services, or the year following the year in which he or she reaches the age of 72. Deferred compensation may be allocated to either or both of the following investment options: i) an interest-bearing account with interest credited monthly based on 120% of the Long Term Applicable Federal Rate as published by the Internal Revenue Service and adjusted quarterly; and ii) a phantom AMP Common Stock account in which phantom dividends are reinvested in further phantom stock units. Allocations or changes in allocations can be made annually and apply prospectively to compensation earned in future years. Payments of deferred director compensation can be made in a lump sum or in up to ten annual installments.

     The Stock Option Plan for Outside Directors provides that the outside directors shall receive a grant of 2,000 stock options in the Corporation's Common Stock when they are first elected to the Board and in each July thereafter. Up to a maximum of 10 awards may be made to any one director and up to 300,000 shares may be awarded to all outside directors in the aggregate during the 10-year term of the plan. These options vest after 1 year and remain exercisable for 9 years.

BENEFIT PLANS

     The Corporation provides benefits to the directors, the amount of which varies dependent upon whether the director is presently or was ever employed by the Corporation. The Corporation provides Director and Officer Liability and Indemnification insurance coverage for all directors. Directors who are not presently and have never been employed by the Corporation (an "Outside Director"), are provided with life insurance coverage. Travel accident insurance coverage is provided to directors who are not currently employed by the Corporation.

     All directors are eligible to participate in the Corporation's Employee Gift Matching Program. Under this program, the Corporation will match qualifying charitable contributions made by directors to accredited public and private schools, colleges, universities and graduate schools in the United States. The maximum aggregate of a director's gifts to all institutions during a calendar year that will be matched is $5,000.

RETIREMENT

     Currently there are two plans that provide retirement-oriented deferred compensation for Outside Directors (as defined above), conditioned upon 5 years of service as a member of the Board. Outside Directors elected to the Board on or after January 1, 1996 generally receive "retirement" compensation under the Outside Director Deferred Stock Accumulation Plan ("Accumulation Plan"). Outside Directors who joined the Board prior to January 1, 1996 were provided a one-time election to continue participation in the retirement plan in place prior to adoption of the Accumulation Plan or convert to the Accumulation Plan.

     Under the Accumulation Plan, each Outside Director will receive 300 shares of phantom AMP Common Stock when first elected to the Board, and on the first day of each of the nine subsequent calendar years of Board service. The phantom share awards are credited to a deferred phantom stock account and have no voting rights. On each dividend payment date, phantom dividends corresponding to the number of accumulated phantom shares are credited to the phantom stock account and deemed to be invested in additional phantom shares.

     An Outside Director's deferred phantom stock account vests upon the earlier of the date the director has at least 5 years of service on the Board, the date of the director's death while serving on the Board, or the date of the director's 72nd birthday. If the director terminates Board service with less than 5 years of service (other than on account of death or attainment of age
72), the account is forfeited. The vested balance in the deferred phantom stock account is paid to the Outside Director in cash upon termination of Board service.

     Under the retirement plan in effect prior to adoption of the Accumulation Plan, an Outside Director who has either reached the normal retirement date (the end of the calendar year in which the director reaches age 72) or retired early due to disability, and who has served a minimum of five years on the Board, is eligible for an annual retirement benefit. The annual retirement benefit is equal to a percentage of the Outside Director's annual base retainer at the time of retirement, with the actual percentage being based on the Outside Director's years of service.

     In the event of a "change of control", the annual retirement benefit to which an Outside Director would be entitled based on his or her years of service at the date service to the Board ceases for any reason shall be fully vested and payable immediately, without regard to the Outside Director's then attained age.

     A "change of control" as that term is used in this Report, unless otherwise indicated, would generally be deemed to have occurred if (a) any person or group directly or indirectly acquires beneficial ownership of 30% or more of the Corporation's issued and outstanding shares of Common Stock, or (b) there occurs a change in the Board such that the directors constituting the Board at a given point in time (the "Incumbent Board") and any subsequently elected directors (other than directors whose initial assumption of office is in connection with an election contest) who were approved by a vote of at least two-thirds of the directors still in office who either were directors on the Incumbent Board or whose assumption of office was previously so approved, no longer constitute a majority of the Board, or (c) a merger or consolidation of the Corporation or the issuance of voting securities of the Corporation in connection therewith, other than i) a merger or consolidation resulting in the voting securities of the Corporation continuing to represent at least 66 2/3% of the combined voting power of the voting securities of the surviving entity, or ii) a merger or consolidation effected to implement a recapitalization of the Corporation in which no person or group directly or indirectly acquires beneficial ownership of 30% or more of the Corporation's issued and outstanding shares of Common Stock, or (d) the shareholders of the Corporation approve a plan of complete liquidation or dissolution of the Corporation or there is consummated an agreement for the sale or disposition of all or substantially all of the assets of the Corporation, other than such a sale or disposition to an entity of which at least 70% of the combined voting power of the voting securities are held by shareholders in substantially the same proportions as their ownership of the Corporation immediately prior to such sale. The proposed merger between the Corporation and an indirect subsidiary of Tyco International Ltd. would constitute a change of control.


TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

     The Corporation has entered into agreements with the named executive officers to assure their unbiased counsel and continued dedication in the event of an unsolicited tender offer or other occurrence that may result in a change of control (as defined above). The terms of the agreements provide that, in the event of a change of control and the termination of the executive's employment at any time during the 2-year period thereafter, the executive will be paid a lump sum equal to a multiplier of 2 or 3 times the sum of his highest salary rate in effect during the 12 months prior to termination of employment and his highest annual bonus paid during the prior 3-year period, together with payment of an amount necessary to pay any excise tax, and any taxes thereon, due on the lump sum or other payment. The proposed merger between the Corporation and an indirect subsidiary of Tyco International Ltd. would constitute a change of control.

     Additionally, upon a change of control: i) all awards that the executive has received under any bonus plans he is participating in will be immediately vested and either paid or exercisable, as appropriate; ii) the executive will be paid in cash installments per the terms of the applicable contract for all restricted stock, if any, issued by contract; iii) he will be vested in deferred compensation matching amounts; and iv) he will receive continuation of any existing split dollar life insurance policy until the latter of the policy anniversary date following the executive's 65th birthday or the 15th anniversary of the policy. However, if implementation of portions of the severance agreement would adversely affect the Corporation's ability to consummate a Change of Control transaction that is intended to be accounted for as a "pooling of interests," then (i) all Stock Bonus Units shall be distriubted in stock rather than cash and (ii) all unvested restricted shares will be paid in stock rather than cash. Upon a change of control and termination of the executive's employment within 2 years thereafter, the executive also shall be vested in all pension benefits based on the highest annual salary rate in effect during the 12 months prior to termination of employment with respect to the pension plan and, with respect to the pension restoration plan, the amount of compensation on which the lump sum severance payment described above is calculated, plus an additional accrual for 2 or 3 years; shall receive the conversion of the executive's group term life insurance policy, if any, to a fully paid permanent life insurance policy remaining in effect for 2 or 3 years at the Corporation's cost; and shall receive continuation of health, dental, and disability benefits until the latter of 2 or 3 years, attainment of the age or other condition at which the benefits discontinue according to the terms of the related plan, reduced to the extent of comparable benefits provided by a new employer without cost.

          THE COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

     The Compensation and Management Development Committee of the Board of Directors, among other responsibilities, has responsibility for the Corporation's executive compensation program. The Committee, which is composed entirely of outside directors, is chaired by Mr. Ralph D. DeNunzio, President, Harbor Point Associates, Inc. The other Committee members are Mr. Jerome J. Meyer, Chairman and CEO, Tektronix, Inc.; Mr. John C. Morley, President of Evergreen Ventures, Ltd. and Retired President and CEO, Reliance Electric Company; and Mr. Paul G. Schloemer, Retired President and CEO, Parker Hannifin Corporation.

     Included within the Committee's executive compensation oversight charter are the review and approval of salary levels and salary increases for executive officers, annual Management Incentive Plan cash bonus awards for officers and other key executives, performance restricted stock and stock option awards under the 1993 Long-Term Equity Incentive Plan, and any special benefit programs affecting officers and key executives such as supplemental retirement plans, deferred compensation plans, change of control agreements and other plans. The Committee in appropriate cases makes recommendations to the Board of Directors on matters involving executive compensation.

     The overriding objectives of the Corporation's executive compensation program are to attract and retain qualified executive leadership and to reward performance that creates shareholder value. In furtherance of these objectives, the Corporation's executive compensation philosophy is (1) to deliver base salary compensation that is kept competitive with the executive's counterparts in the electrical/electronics industry and industry in general and (2) to provide short-, intermediate-, and long-term incentive compensation plans that supplement base salary and that correlate positively to the growth, success and profitability of the Corporation. As explained below in greater detail, these at-risk, performance-based incentive compensation plans directly align the interests of the Corporation's executives with its shareholders and form a significant portion of the total compensation opportunity for all officers and key executives.

     The Corporation annually reviews for the Committee's consideration compensation surveys and other published compensation data covering comparably-sized companies in both the electrical/electronics industry and industry in general to assess whether its executive base salary ranges and total compensation opportunities remain competitive. Where they do not remain competitive, appropriate adjustments are made. In this process of comparing the Corporation's executive compensation levels and practices against those of other companies, the compensation levels and practices at the companies comprising the Peer Group Index in the Performance Graph in this Report are periodically reviewed separately, but due to the small sample size the Peer Group data alone is not used as the primary comparative benchmark. Rather, the comparative data relied upon by the Committee is drawn from broader surveys of comparably-sized companies in the electrical/electronic industry and industry in general, which surveys include 6 of the 11 Peer Group companies.

     The salary, and any periodic increases thereof, of the Chairman of the Board and CEO is determined by the Board of Directors of the Corporation based on recommendations made by the Committee. This officer in turn recommends the salary adjustments for the other executive officers, with the review and oversight of the Committee. The level of base salary compensation for officers and key executives is determined by both their scope of responsibility and the competitive salary ranges established by the survey process described above. Periodic increases in base salary are dependent on the individual's performance in his or her position for a given period, on the individual's competency, skill and experience, and on the growth of salary levels both inside and outside the Corporation.

     The AMP Management Incentive Plan provides opportunity for annual cash bonuses based on two or more of the following weighted performance components:
(1) overall corporate performance for a given year, adjusted to net out extraordinary, non-recurring gains or losses and then compared against corporate performance targets for the year (this component is weighted 80% for named executive officer participants such as the CEO with corporate-wide responsibilities and 50% for those named executive officers with specific unit responsibilities); (2) operating unit performance for a given year measured against operating unit income, sales and AMP value added (AVA) targets for the year (this component is weighted 30% for named executive officer participants with specific operating unit responsibilities); and (3) individual performance for a given year measured against individual performance objectives for such year (this component is weighted 20% for all named executive officer participants). For the named executive officers, the corporate performance component of the Management Incentive Plan annual cash bonus is based on attainment of an earnings per share (EPS) target. The Committee sets the EPS target for the year at the start of each year, with the review of the Board of Directors, and also sets the individual performance objectives of the Chairman and CEO. In addition to setting the EPS target, the Committee assigns to each participant under the Management Incentive Plan minimum, target and maximum bonus percentages, which vary from participant to participant to reflect competitive practice and the scope of the participant's responsibility. Actual corporate and unit performance between 90% and 120% of the target performance levels results in a bonus calculation that ranges between the participant's assigned minimum and maximum bonus percentages. The EPS target for 1998 was set at $2.40, and the actual EPS performance for 1998 was $ 1.57 (before charges). In keeping with the pay-for-performance design and intent of the Management Incentive Plan, this 1998 EPS performance at a level less than 90% of target resulted in no bonuses being paid for 1998 under the Management Incentive Plan's corporate performance component to the named executive officers. The Committee also exercised its discretion under the Management Incentive Plan to pay no bonuses based on the individual performance component to the named executive officers. The unit performance targets for 1998 and the actual unit performance results for 1998 varied widely between units and individuals.

     In granting long-term incentive awards during 1998, the Committee gave considerable weight to the annual long-term incentive award levels and practices of a diverse range of over 350 major companies that participated in the Towers Perrin survey of long-term incentive compensation practices. The Corporation's long-term incentive award levels for 1998 were generally set at between the 50th and the 75th percentile of the award levels reflected in the Towers Perrin survey. Of the 11 Peer Group companies , 3 participate in this Towers Perrin survey.

     Long-term incentive compensation awards in the form of performance restricted shares and stock options were made by the Committee in 1998 under the 1993 Long-Term Equity Incentive Plan. The Committee made awards in July, 1998 to the named executive officers and the other officers who comprised the Corporation's Global Planning Committee, with the exception of Messrs. Hudson and Marley, as follows: 50% of the value of the award was provided in the form of performance restricted shares and 50% of the value of the award was provided in the form of stock options. All recipients of a 1998 long-term incentive award in positions below the level of the Global Planning Committee received 100% of the award in the form of stock options.

     The performance restricted shares granted in 1998 will be forfeited at the end of 2000 if the Corporation fails to attain for the three-year period from January 1, 1998 through December 31, 2000 a minimum average annual level of return on equity (ROE) that was set by the Committee at the beginning of 1998. For this purpose, the Corporation's annual ROE result for each of the three years will be separately determined, totaled, and divided by three to determine the average annual ROE. If the average annual ROE over the three-year period is at least equal to this minimum level, then the extent to which the performance restricted shares granted in 1998 will become vested at the end of 2000 will be determined by the Corporation's average annual earnings growth rate over the same three-year period. A target level of average annual earnings growth over the three-year period was set by the Committee at the beginning of 1998, and average annual earnings growth between 0% and this target level will result in vesting of the performance restricted shares that ranges proportionately from 0% to 100%. The Committee also set a super-target level of average annual earnings growth at the beginning of 1998, and average annual earnings growth between the target level and the super-target level will result in vesting of the performance restricted shares that ranges proportionately from 100% to 200%. Performance restricted shares that are forfeited at the end of 2000 either because of the Corporation's failure to attain the minimum average annual ROE level or to attain the target level of average annual earnings growth will be canceled and revert to the Corporation.

     In general, the stock options granted in 1998 vest on the third anniversary of the grant date, are exercisable thereafter until the tenth anniversary of the award date, and have an exercise price equal to the award date fair market value of a share of the Corporation's Common Stock.

     In 1995, with the review and approval of the Committee, the Corporation implemented formal share ownership guidelines applicable to its key executives. By the end of a phase-in period, the guidelines require that the Chairman and CEO own real or phantom shares of Corporation Common Stock with a value of at least four times annual base salary. The guideline applicable to the other named executive officers is ownership of shares with a value of at least three times annual base salary. The primary intent of these guidelines is to significantly increase the extent to which the personal wealth of the Corporation's executives is directly linked to the performance of the Corporation's Common Stock, thereby materially expanding the community of interest between the executives and the Corporation's shareholders.

     Section 162(m) of the Internal Revenue Code imposes a $1,000,000 per year per named executive officer limitation on the amount of non-performance based compensation that can be paid and deducted by the Corporation. The Corporation's policy with respect to this limitation is to maximize the deductibility of all compensation paid to each named executive officer by (1) delivering compensation to named executive officers that meets the Code Section 162(m) definition of performance-based compensation and (2) affording the named executive officers the opportunity to defer receipt of compensation to years after their retirement. In furtherance of this policy, the Corporation's Management Incentive Plan, under which the named executive officers have an opportunity to earn an annual cash bonus, and the 1993 Long-Term Equity Incentive Plan, under which the named executive officers receive long-term incentive compensation awards, have been designed and are administered so that all or a significant portion of the compensation received pursuant to such plans will qualify as performance-based compensation within the meaning of Section 162(m). In addition, the Corporation has implemented a Deferred Compensation Plan under which the named executive officers may defer receipt of up to 50% of annual base salary and up to 100% of annual cash bonus amounts. All compensation paid to the named executive officers in 1998 was deductible and it is anticipated that all compensation to be paid to named executive officers in 1999 will be deductible.


                             1998 CEO Compensation

     On August 20, 1998, the Board appointed Robert Ripp, who was previously serving as the Corporation's Executive Vice President, Global Businesses, as Chairman and CEO of the Corporation, and set his base salary rate as CEO at $600,000 per annum. In recommending this initial salary rate to the Board, the Committee was guided by CEO salary survey data indicating that this rate was at the entry level of the competitive salary range for CEOs of comparable companies.

     Mr. Ripp's assigned minimum, target, and maximum annual cash bonus percentages under the Management Incentive Plan for 1998 as CEO were set by the Committee at 10%, 70% and 105%, respectively, which were the levels applicable to the former CEO. Accordingly, Mr. Ripp had the potential to earn an annual bonus of up to 105% of base annual salary if the Corporation were to attain 120% or more of the $2.40 EPS target and Mr. Ripp were to fully attain his individual performance objectives. Because the Corporation's EPS performance for 1998 fell below 90% of the EPS target and the Committee opted to pay no 1998 bonuses relating to individual performance objectives, Mr. Ripp received no bonus under the Plan for 1998.

     On July 21, 1998, while he was serving as Executive Vice President, Global Businesses, Mr. Ripp was awarded 41,100 stock options (3,200 incentive stock options and 37,900 nonqualified stock options) under the 1993 Long-Term Equity Incentive Plan, all with an exercise price of $30.375. These options will first be exercisable July 21, 2001 and remain exercisable to July 21, 2008. On the same date, Mr. Ripp was also awarded 27,900 performance restricted shares of Common Stock of the Corporation under the 1993 Long-Term Equity Incentive Plan. These shares will either vest or be forfeited at the end of 2000 based on the Corporation's performance in 1998, 1999 and 2000 relating to average annual ROE and average annual earnings growth targets for the three year period that were set by the Committee early in 1998. In making these normal, annual long-term incentive awards to Mr. Ripp as Executive Vice President, the Committee's intent was to continue a practice begun in 1993, when the Corporation's first stock option plan became effective, of increasing the proportion of stock-based compensation in the total compensation package of the Corporation's senior executive officers, thereby further increasing those executives' community of interest with the Corporation's shareholders. These long-term incentive awards made in July 1998 to Mr. Ripp positioned him at approximately the 70th percentile of long-term incentive award recipients with comparable positions and salary, as reflected in Towers Perrin survey data relied upon by the Committee.

     On August 20, 1998, concurrent with his appointment as Chairman and CEO of the Corporation, Mr. Ripp was awarded an additional 60,000 nonqualified stock options under the 1993 Long-Term Equity Incentive Plan, all with an exercise price of $44.85, and was also awarded 25,000 restricted shares of Common Stock of the Corporation that would vest at Mr. Ripp's August 1, 2006 normal retirement date or his earlier mutually agreed termination date with the Corporation. The Committee's rationale in making these further 1998 awards to Mr. Ripp was three-fold: (1) to bring Mr. Ripp's 1998 total long term incentive award up to a level commensurate, based on the survey data, both with his new position as CEO and his new salary level, (2), consistent with the Corporation's past practice when installing a new CEO, to make a one-time extraordinary stock-based award to serve as recognition of the appointment and the significantly elevated role and responsibilities being assumed, and (3) to create even further incentive for Mr. Ripp to focus his attention as CEO on creation of shareholder value. In making the grant of 60,000 additional non-qualified stock options, however, the Committee diverged from its consistent past practice of setting the exercise price of options based on current fair market value of the Corporation's Common Stock. The $44.85 exercise price that was set by the Committee was 15% above the then-current fair market value and also above the $44.50 tender price then being offered by Allied Signal in its hostile bid to acquire the Corporation.

     At the end of 1998, the entire performance restricted share grant of 15,800 shares made to Mr. Ripp in 1996 under the 1993 Long Term Equity Incentive Plan, along with 1,023 accumulated dividend reinvestment shares relating to the grant, was forfeited due to the Corporation's failure over the three-year period of 1996, 1997 and 1998 to attain the 17% average ROE target that had been set by the Committee in 1996 as a pre-condition to any of the shares vesting.

     Since his initial hire date with the Corporation in 1994, Mr. Ripp has been granted a total of 208,400 stock options and 68,400 performance restricted shares of common stock of the Corporation under the 1993 Long-Term Equity Incentive Plan and has been granted 49,000 shares of restricted Common Stock of the Corporation that will vest based on continued employment.

     Mr. Hudson served as CEO of the Corporation until August 20, 1998. Mr. Hudson's base salary rate per annum for 1998 was adjusted by the Committee in January, 1998 to $870,000. This was a 7.4% increase over the base salary rate that had been in effect for Mr. Hudson through the two prior years, and brought Mr. Hudson's salary rate to the mid-point of the competitive salary range for CEOs of comparable companies. In deciding to adjust Mr. Hudson's salary for 1998, the Committee primarily considered the Corporation's near target level growth and performance in 1997.

     Mr. Hudson's assigned minimum, target, and maximum annual cash bonus percentages under the Management Incentive Plan for 1998 were 10%, 70% and 105%, respectively. Accordingly, Mr. Hudson had the potential to earn an annual bonus of up to 105% of base annual salary if the Corporation were to attain 120% or more of the $2.40 EPS target and Mr. Hudson were to fully attain his individual performance objectives. Because the Corporation's EPS performance for 1998 fell below 90% of the EPS target and the Committee opted to pay no 1998 bonuses relating to individual performance objectives, Mr. Hudson received no bonus under the Plan for 1998.

     Mr. Hudson received no new stock option awards or performance restricted shares of Common Stock of the Corporation under the 1993 Long-Term Equity Incentive Plan in 1998. At the end of 1998, the entire performance restricted share grant of 46,900 shares made to Mr. Hudson in 1996 under the 1993 Long Term Equity Incentive Plan, along with 3,038 accumulated dividend reinvestment shares relating to the grant, was forfeited due to the Corporation's failure over the three-year period of 1996, 1997 and 1998 to attain the 17% average ROE target that had been set by the Committee in 1996 as a pre-condition to any of the shares vesting. Since the inception of the 1993 Long-Term Equity Incentive Plan, Mr. Hudson has been granted a total of 425,500 stock options and 111,500 performance restricted shares of Common Stock of the Corporation.

     In April, 1992, Mr. Hudson had been awarded 12,200 bonus units under the Corporation's former Stock Plus Cash Bonus Plan, with a designated value of $27.88 and an unspecified cash bonus percentage (not in excess of 50%) to cover Federal taxes on the payout, and in April, 1993, Mr. Hudson had been awarded 20,000 stock bonus units under the Corporation's former Stock Plus Cash Bonus Plan, with a designated value of $28.50 and an unspecified cash bonus percentage (not in excess of 50%) to cover Federal taxes on the payout. In April, 1998, when the fair market value of a share of the Corporation's Common Stock had increased to $41.063, 4,068 of the 12,200 1992 bonus units and 6,666 of the 20,000 1993 bonus units matured, resulting in a stock bonus payment to Mr. Hudson of 3,345 shares of Common Stock of the Corporation and a cash payment of $68,759. In making these payout calculations, the award date designated value of $27.88 per bonus unit was used to determine the spread applicable to the maturing April, 1992 bonus units in lieu of the alternative designated value defined under the Plan, and the award date designated value of $28.50 was used to determine the spread applicable to the maturing April, 1993 bonus units in lieu of the alternative designated value defined under the Plan. The Plan's alternative designated value, which is based on earnings per share growth between the award date and the maturity date, is used in payout calculations whenever it would result in a greater stock bonus payout than would the award date designated value. (For an explanation of the alternative designated value, see footnote (1) to the Aggregated Option/SAR Exercises in 1998 and FY-End Option/SAR Values Table in this Report).

         The Compensation and Management Development Committee:

Ralph D. DeNunzio, Chairman                Jerome J. Meyer
John C. Morley                             Paul G. Schloemer


PERFORMANCE GRAPH

     The graph shown below depicts the cumulative total shareholder return (assuming a $100 investment and dividend reinvestment) during the 5-year period from 1993 - 1998 for the Common Stock of the Company compared to the cumulative total return during the same period for the Standard & Poor's 500 Stock Index, and a peer group that contains the companies included in the Electrical Equipment industrial classification of Standard & Poor, together with publicly-held competitors of the Corporation that are not included in such classification. The Peer Group does not include one company listed in Standard & Poor's Electrical Equipment industrial classification, General Electric Co. ("GE"), because of GE's dissimilar market capitalization and overall product offering. Two companies in the Peer Group as it was comprised in the Company's 1998 Proxy Statement, Berg Electronics Corp. and General Signal Corp., were purchased in 1998 by other companies. Berg Electronics Corp. was acquired by Framatone Connectors International, which is not publically traded in the United States. Accordingly, results for Berg/Framatone are not available and the company is not included in the Peer Group this year. General Signal Corp. was acquired by SPX Corp. The results of SPX Corp. are not included in the peer group performance because of SPX's dissimilar market capitalization and overall product offering.

                   CUMULATIVE TOTAL SHAREHOLDER RETURN
                                 1993-98

             $300 |
                  |                             Base              Period Indexes/Cumulative Returns
                  |     Company/Index Name      1993            1994      1995  1996     1997     1998
             $275 |     -------------------  -----------       ------    ------ ------  ------   ------
                  |      AMP  Incorporated       100           118.12    127.12 130.85  146.60   186.82
                  |      S&P  500                100           101.32    139.40 171.40  228.59   293.91
             $250 |      Peer Group              100           106.11    140.88 177.67  209.77   213.95
                  |
             $225 |
                  |
                  |
             $200 |
                  |
TOTAL             |
SHAREHOLDER  $175 |
RETURN<F2>        |
(DOLLARS)         |
             $150 |
                  |
                  | AMP    _________
             $125 | S&P 500   ..........
                  | Peer Group __.__ <F1>
                  |
             $100 |___________________________________________________________
                    93         94         95         96         97         98
---------------------

<F1> The Peer Group includes the following companies:

     Amphenol Corp.                  Methode Electronics - CL A
     Belden, Inc.                    Molex Inc.
     Emerson Electric Co.            Raychem Corp.
     Grainger (W W) Inc.             Robinson Nugent Inc.
     Honeywell Inc.                  Thomas & Betts Corp.
     Hubbell Inc. - CL B

<F2> The Total Shareholder Return assumes a fixed investment of $100 in the AMP
     Common Stock or indicated index, and a reinvestment of dividends. The total return of each company included in the S&P 500 and the Peer Group indexes has been weighted in accordance with the company's market capitalization as of the beginning of the year reported. The weighting was accomplished by: i) calculating the market capitalization for each company at the beginning of the respective calendar year based on the closing stock price and outstanding shares; ii) determining the percentage that each such market capitalization represents against the total of such market capitalizations for all companies included in the index; and iii) multiplying the percentage determined in ii) above by the total shareholder return of the company in question for the year being reported.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

SECURITY OWNERSHIP OF EXECUTIVE OFFICERS

     In order to further align the interests of the Corporation's executives with increasing the long-term value of the Corporation, in January 1995 the Corporation implemented Stock Ownership Guidelines for Senior Management ("Stock Guidelines"). The Stock Guidelines apply to approximately 130 executives presently participating in the Stock Option or SAR segment of the 1993 Long-Term Equity Incentive Plan. Affected executives are encouraged to directly own a minimum number of real or phantom shares of stock, the value of which is expressed as a multiple of the executive's annualized base salary. The multiplier ranges from 4-times salary for the Chairman and the CEO and President, to .5 times base salary for executives in less senior management positions. Executives are expected to comply with the Stock Guidelines within a 5-year period.

     The AMP equity security ownership as of March 10, 1999 by the named executive officers and the executive officers of the Corporation on that date is as follows:


                                                  Amounts and
                                                    Nature           Beneficial      Amount of    Total Beneficial
                                                 of Beneficial       Ownership        Phantom       and Phantom
                    Name and Address               Ownership        as a Percent     Ownership        Ownership
Title of Class    of Beneficial Owner              (shares)           of Class       (shares)<F3>     (shares)
--------------  ------------------------       ------------------   ------------    ------------- ----------------

Common Stock....    Robert Ripp                        154,851 <F2>      less than  1     16,595          171,446
                      Chairman of the Board and                <F4>
                      Chief Executive Officer

Common Stock....    William J. Hudson, Jr.             423,646 <F1>      less than  1     34,919          458,565
                      Vice Chairman and Former                 <F2>
                      Chief Executive Officer                  <F4>
                      and President

Common Stock....    Juergen Gromer                      40,750           less than  1        610           41,360
                      Senior Vice President

Common Stock....    John E. Gurski                      91,129  <F2>     less than  1     12,887          104,016
                      Vice President                            <F4>

Common Stock....    Herbert M. Cole                     74,101  <F2>     less than  1     15,504           89,605
                      Senior Vice President

Common Stock....    James E. Marley                    274,264  <F2>     less than  1      1,446          275,710
                      Retired Chairman                          <F4>

Common Stock....    all Executive Officers           2,924,667  <F1>         1.33        148,568        3,073,235
                    (16 persons) and Directors                  <F2>
                    as a Group                                  <F4>

-----------------

<F1> One executive officer has the right to acquire an undeterminable number of shares under the Corporation's Bonus Plan (Stock Plus Cash) within 60 days after March 10, 1999.
<F2> A portion of the shares reported for 15 executive officers are held in the
     Corporation's Employee Savings and Thrift Plan. Through further contributions to this plan, 13 executive officers may acquire an undeterminable number of additional shares within 60 days after March 10, 1999.
<F3> Numbers in this column include phantom shares credited to executive officers under a deferred compensation plan and/or in association with dividend reinvestment of Performance Restricted Shares issued to designated officers. Pursuant to the deferred compensation plan, executive officers may defer receipt of up to 50% of their annual base salary and all officers of the Corporation may defer receipt of all or a portion of their annual cash bonus. Deferred compensation may be allocated to a phantom AMP Common Stock account, as described in footnote 1 to the Summary Compensation Table in this Report. Dividends earned on Performance Restricted Shares are credited to the executive officer's account and are deemed to be invested in phantom shares of Common Stock. These phantom shares vest only when, and to the extent the associated Performance Restricted Shares vest, as described in footnote 3 to the Summary Compensation Table in this Report.
<F4> In addition, a total of 1,046 shares are held by immediate family members of 2 executive officers, either directly or in a custodial account over which the executive officer has voting and dispositive powers; the executive officers disclaim beneficial ownership. Additionally, a director has a 2% residual beneficial interest, but no voting or dispositive powers in a trust that holds 7,392 shares of Common Stock of the Company and a director has an interest in a family limited partnership that holds 113,000 shares of Common Stock, but no voting or dispositive powers. Of the beneficial ownership reported in this number, one director holds 600 shares in a family trust of which he is co-trustee with his wife and shares voting and dispositive powers and 800 shares in a limited family partnership of which he is a general partner. Also, eight directors hold a total of 56,000 options which are exercisable or will become exercisable within 60 days after March 10, 1999 and are reported in this number, and 16 executive officers hold a total of 855,774 options which are exercisable within 60 days after March 10, 1999 and are reported in this number, and one executive officer holds 6,668 Stock Bonus Units which will convert within 60 days after March 10, 1999 and are reported in this number. Of the total number of options held by executive officers and described above, 56,700 are held by Mr. Ripp, which are exercisable or will become exercisable within 60 days after March 10, 1999 and are reported in this number.

SECURITY OWNERSHIP OF DIRECTORS

     The Corporation's Corporate Governance guidelines encourage each member of the Board of Directors to hold the Corporation's Common Stock in an amount having a market value of at least four times the annual retainer fee. The following table identifies the total Common Stock ownership for each Director as of March 10, 1999.

                      Amount of Beneficial    Amount of Phantom    Total Beneficial
                           Ownership            Ownership        and Phantom Ownership
Name of Owner              (shares)<F1><F2>     (shares)<F3>            (shares)
--------------        ---------------------   ------------------ ---------------------

Ralph D. DeNunzio           10,000 <F5>                3,250            13,250
Barbara H. Franklin          7,435 <F6>                2,228             9,663
Joseph M. Hixon III      1,509,823 <F7>                9,495         1,519,318
William J. Hudson, Jr      423,646 <F14><F15>         34,919<F4>       458,565
Joseph M. Magliochetti       4,000 <F8>                2,932             6,932
Harold A. McInnes           42,689                         0            42,689
Jerome J. Meyer              7,300 <F9>                4,450            11,750
John C. Morley               9,400 <F10>               8,496            17,896
Robert Ripp                154,851 <F14><F15>         16,595<F4>       171,446
Paul G. Schloemer           10,000 <F11>                   0            10,000
Takeo Shiina                 8,123 <F12>               3,670            11,793
------------

<F1> Each Director owns less than 1% of the Corporation's outstanding Common
     Stock.
<F2> Unless otherwise indicated, each Nominee for director possesses sole voting and dispositive power (beneficial ownership) with respect to the shares set forth opposite his or her name. Numbers shown in this column include options the director has the right to acquire as beneficial owner within 60 days after March 10, 1999.
<F3> Numbers shown in this column include phantom shares: (i) credited to outside directors under the Outside Directors Deferred Stock Accumulation Plan, and (ii) credited to outside and non-employee directors for compensation deferred at the election of the director.
<F4> Executive officers of the Corporation may defer up to 50% of their base salary and all officers are entitled to defer receipt of all or a portion of their annual cash bonus. Deferred compensation may be allocated to a phantom AMP Common Stock account under the Corporation's Deferred Compensation Plan, as described in footnote 1 to the Summary Compensation Table in this Report. Such phantom shares are reported in this number.
     This number also includes phantom shares of Common Stock credited to the designated executive officer in an amount equal to the dividend earned on Performance Restricted Shares, as described in footnote 3 to the Summary Compensation Table in this Report and footnote 3 to the Security Ownership of Executive Officers Table in this Report.
<F5> Mr. DeNunzio also holds 2,000 options granted under the Corporation's Stock
     Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F6> Ms. Franklin also holds 2,000 options granted under the Corporation's Stock
     Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F7> In addition to the beneficial ownership shown in the table, Mr. Hixon has a 2% residual beneficial interest but no voting or dispositive powers in a trust that holds 7,392 shares of Common Stock of the Corporation. Additionally, he also has an interest in a family limited partnership that holds 113,000 shares of Common Stock; he has no voting or dispositive powers over these shares of Common Stock. He also holds 2,000 options granted under the Corporation's Stock Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F8> Mr. Magliochetti also holds 2,000 options granted under the Corporation's
     Stock Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F9> Mr. Meyer also holds 2,000 options granted under the Corporation's Stock
     Option Plan for Outside Directors that are not exerciseable until on or after July 1, 1999.
<F10>Mr. Morley also holds 2,000 options granted under the Corporation's Stock
     Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F11>Mr. Schloemer holds 600 of these shares in a family trust of which he is co-trustee with his wife and shares voting and dispositive powers and 800 of these shares in a family limited partnership of which he is a general partner. In addition to the beneficial ownership shown in the table, he holds 2,000 options granted under the Corporation's Stock Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F12>Mr. Shiina also holds 2,000 options granted under the Corporation's Stock
     Option Plan for Outside Directors that are not exercisable until on or after July 1, 1999.
<F14>A portion of the shares reported for Messrs. Ripp and Hudson are
     Performance Restricted Shares granted under the Corporation's 1993 Long-Term Equity Incentive Plan. Further, a portion of the shares reported for Messrs. Ripp and Hudson are held in the Corporation's Employee Savings and Thrift Plan.
<F15>Under the Corporation's former Bonus Plan (Stock Plus Cash), at December
     31, 1998 Mr. Hudson also had 6,668 Stock Bonus Units. Some of the Stock Bonus Units held by Mr. Hudson will convert within 60 days after March 10, 1999 and are reported in this number. Under the current 1993 Long-Term Equity Incentive Plan, Mr. Hudson has 414,638 Stock Options, including 61,800 Stock Options transferred to a family limited partnership for the benefit of Mr. Hudson's immediate family; some of these Stock Options are exercisable within 60 days after March 10, 1999 and are reported in this number. Mr. Ripp has 208,400 Stock Options and no Stock Bonus Units; some of these Stock Options are exercisable within 60 days after March 10, 1999 and are reported in this number.

PRINCIPAL SHAREHOLDERS

As of March 10, 1999, the only persons known to management to own beneficially more than 5% of the outstanding Common Stock of the Corporation are named below:
----------------------------------------------------------------------------
                       Name                     Amount
 Title of           and Address              and Nature of      Percent
  Class            of Beneficial               Beneficial       of Class
                       Owner                   Ownership
----------------------------------------------------------------------------

Common Stock      AlliedSignal Inc.            20,000,100          9.1
                  101 Columbia Road
                  Morristown, NJ 07692

The nature of ownership is as follows:

     Sole Voting Powers.............................  20,000,100
     Shared Voting Powers...........................           0
     Sole Dispositive Powers........................  20,000,100
     Shared Dispositive Powers......................           0

CHANGES IN CONTROL

     On November 22, 1998, the Company entered into an Agreement and Plan of Merger, by and among the Company, Beta Zeno Corp. ("Beta"), a Pennsylvania corporation and wholly owned subsidiary of Tyco International Ltd. ("Tyco"), and Alpha Zeno Corp. ("Merger Sub"), a Pennsylvania corporation and wholly owned subsidiary of Beta, pursuant to which Merger Sub will be merged with and into the Company (the "Merger"). Beta Zeno Corp. was subsequently renamed Tyco International (PA) Inc. and Alpha Zeno Corp. was subsequently renamed AMP Merger Corp. Upon consummation of the Merger, each outstanding share of the Company's common stock ("AMP Common Stock") will be converted, on a tax-free basis, into a fraction of a Tyco common share ("Tyco Common Share"), as described below, and the Company will become an indirect, wholly owned subsidiary of Tyco.

     Under the terms of the Merger Agreement, if the weighted average share price of a Tyco Common Share for the fifteen consecutive day trading period ending four trading days prior to AMP's shareholder meeting to vote on the Merger (the "Average Share Price") is equal to or greater than $60.00 but less than $67.00 per share, AMP shareholders will receive, for each share of AMP Common Stock, Tyco Common Shares valued at $51.00 per share. If the Average Share Price of a Tyco Common Share is equal to or greater than $67.00 but less than or equal to $73.50, AMP shareholders will receive 0.7612 of a Tyco Common Share for each share of AMP Common Stock, resulting in value between $51.00 and $55.95 per share, with $55.95 per share being the maximum value that shareholders of the Company could receive in the Merger. If the Average Share Price of a Tyco Common Share is less than $60.00, Tyco can terminate the Merger Agreement unless AMP exercises its right to close the Merger at an exchange ratio of 0.85. If Tyco does not elect to terminate the Merger Agreement, the exchange ratio will increase so that AMP shareholders receive Tyco Common Shares with a value of $51.00 per share of AMP Common Stock.

     The Merger is expected to be accounted for as a pooling of interests. The consummation of the Merger and the other transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including obtaining the approval of the shareholders of AMP and Tyco and customary regulatory approvals. It is anticipated that the Merger will be completed in the second calendar quarter of 1999. In connection with its entering into the Merger Agreement, the Company terminated its previously announced self-tender offer for 30,000,000 shares of AMP Common Stock.

     The Merger Agreement provides that AMP will pay Tyco $300 million as a termination fee plus Tyco's reasonable out of pocket expenses upon termination of the Merger Agreement under the circumstances, and subject to the conditions, specified therein. Prior to November 6, 1999, AMP is prohibited from entering into or approving another transaction unless the Merger Agreement is terminated under certain limited circumstances as specified in the Merger Agreement.

     The Company has also entered into a Stock Option Agreement, dated as of November 22, 1998 (the "Stock Option Agreement"), between AMP and Beta, pursuant to which Beta was granted an option to acquire up to 19.9% of the outstanding shares of AMP Common Stock at a price per share of $51, subject to terms and conditions of the Stock Option Agreement. All obligations of Merger Sub and Beta under the Merger Agreement and the Stock Option Agreement are guaranteed by Tyco.

     In connection with the execution of the Merger Agreement, AMP also entered into Amendment No. 5 to the Rights Agreement, dated as of November 22, 1998 (" Amendment No.5"), by and between AMP and ChaseMellon Shareholder Services L.L.C., as rights agent (the "Rights Agent"). Pursuant to Amendment No. 5, the Rights Agreement, dated October 25, 1989 and as amended prior hereto (the "Rights Agreement"), by and between AMP and the Rights Agent, was further amended to provide that the execution and delivery of the Merger Agreement and the Stock Option Agreement, and the consummation of the transactions contemplated thereby, will not result in Tyco or any of its affiliates becoming an Acquiring Person (as defined in the Rights Agreement) or any triggering event occurring thereunder.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1998 there were: a) no transactions between the Corporation and management, the Directors or related third parties; b) no business relationship between the Corporation and a Director; and c) no indebtedness to the Corporation by management, the Directors or related third parties or entities, that must be disclosed.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed as a Part of the Form 10-K Report

1. Statements of the Registrant - Separate financial statements are omitted for AMP Incorporated since it is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned and their restricted net assets are not material in relation to total consolidated net assets at December 31, 1998.

2.   Financial Statement Schedules:

     Schedules Included:

             II - Valuation and Qualifying Accounts and Reserves

     Schedules Omitted: Schedules I, III, IV, and V are omitted as not applicable because the required matter or conditions are not present.

3.  EXHIBITS:

  Exhibit
  Number                        Description
  -------                      -------------

   3.(i) Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii) Bylaws of the Company, as amended July 22 1998 (incorporated by reference to Exhibit 3.(ii)of the Report on Form 10-Q for the quarter ended June 30, 1998)

   4.A      Shareholder Rights Plan adopted by the Company's Board of
            Directors October 25, 1989 (incorporated by reference to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B Amendment Rights Agreement between the Company and Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4.B of the Report on Form 10-K for the year ended December 31, 1998)

   4.C      Amendment No. 2 to the Rights Agreement dated as of August 12,
            1998 (incorporated by reference to Exhibit 12 of the Schedule 14D-9 dated August 21, 1998)

   4.D Amendment No. 3 to the Rights Agreement, dated August 20, 1998 (incorporated by reference to Exhibit 13 of the Schedule 14D-9 dated August 21, 1998)

   4.E Amendment No.4 to the Rights Agreement, dated September 17, 1998, by and between AMP and ChaseMellon Shareholder Service L.L.C., as Rights Agent (incorporated by reference to Exhibit 51 of Amendment No. 15 to the Schedule 14D-9 filed September 18, 1998)

   4.F      Amendment No. 5 to the Rights Agreement, dated as of November 22,
            1998.

   4.G Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

  10.A* AMP Incorporated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

  10.B* Amendment to the AMP Incorporated Stock Option Plan for Outside Directors dated October 26, 1996 (incorporated by reference to
            Exhibit 10.B of the Report on Form 10-K for the year ended December 31, 1996)

  10.C* Second Amendment to the AMP Incorporated Stock Option Plan for Outside Directors effective July 22, 1997 (incorporated by reference to Exhibit 10.E of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.D* Executive Severance Agreements dated October 22, 1997 between the Company and certain of the Company's Executive Officers; with amended Appendix listing the Executive Officers and noting differences between the agreements entered with each Executive Officer(see also the section entitled "Termination of Employment and Change of Control Arrangements" under Part III, Item 11 of this Report)(incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended June 30, 1998)

  10.E* Form of Amendment to Executive Severance Agreement dated as of August 8, 1998 (incorporated by reference to Exhibit 4 of the
            Schedule 14D-9 dated August 21, 1998)

  10.F* AMP Incorporated Bonus Plan (Stock Plus Cash) (see also footnote 1 to the Aggregated Option/SAR Exercises in 1998 and FY-End Option/SAR Values Table in this Report)(incorporated by reference to Exhibit 10.E of the Report on Form 10-K for the year ended December 31,
            1998)

  10.G* AMP Incorporated Pension Restoration Plan (January 1, 1995 Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended March 31,
            1995)

  10.H* Amendment to the AMP Incorporated Pension Restoration Plan dated as of July 23, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.I* Third Amendment to the AMP Incorporated Pension Restoration Plan dated August 6, 1997 (incorporated by reference to Exhibit 10.L of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.J* Fourth Amendment to the Pension Restoration Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended March 31, 1998)

  10.K* Executive life insurance plan - AMP Incorporated Split-Dollar Life Insurance Plan effective October 1990, including the First Amendment dated and effective March 1, 1995 (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1996)

  10.L* First Amendment to the Split-Dollar Life Insurance Agreement in the form dated January 1995, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.I of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.M* Second Amendment to the Split-Dollar Life Insurance Agreement in the form dated October 1990, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.J of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.N* Executive Split-Dollar Life Insurance Agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.O* AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.P* Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees dated October 26, 1996 (incorporated by reference to Exhibit 10.J of the Report on Form 10-K for the year ended December 31, 1996)

  10.Q*     Fourth Amendment to the AMP Incorporated Deferred Compensation
            Plan for select management and highly compensated employees effective July 22, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.R* Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees effective as of January 1, 1998 (incorporated by reference to Exhibit 10.P of the Report on Form 10-K for the year ended December 31, 1998)

  10.S*     Deferred Compensation Plan for Non-Employee Directors
            (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.T* Amendment to the AMP Incorporated Deferred Compensation Plan for Non-Employee Directors dated October 26, 1996 (incorporated by reference to Exhibit 10.L of the Report on Form 10-K for the year ended December 31, 1996)

  10.U*     Second Amendment to the Deferred Compensation Plan for Non-
            Employee Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.F of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.V* Retirement Plan for Outside Directors (October 23, 1996 Restatement) (incorporated by reference to Exhibit 10.M of the Report on Form 10-K for the year ended December 31, 1996)

  10.W* First Amendment to the Retirement Plan for Outside Directors effective as of July 22, 1997 (incorporated by reference to the Exhibit 10.H of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.X* Outside Directors Deferred Stock Accumulation Plan (incorporated by reference to Exhibit 10.K of the Report on Form 10-K for the year ended December 31, 1995)

  10.Y* Amendment to the Outside Directors Deferred Stock Accumulation Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.O of the Report on Form 10-K for the year ended December 31,
            1996)

  10.Z*     Second Amendment to the Deferred Stock Accumulation Plan for
            Outside Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.G of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.AA* Management Incentive Plan (January 1, 1996 Restatement) (see also column (d) of the Summary Compensation Table in this Report) (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended March 31, 1996)

  10.BB* Director and Officer Indemnification Agreements dated October 22, 1996 (incorporated by reference to Exhibit 10.S of the Report on Form 10-K for the year ended December 31, 1996)

  10.CC* AMP Incorporated 1993 Long-Term Equity Incentive Plan (see also footnote 1 to the Options/SAR Grants in 1998 Table in this Report) (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.DD* Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.U of the Report on Form 10-K for the year ended December 31,
            1996)

  10.EE* Second Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of July 22, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.FF* Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of October 22, 1997 (incorporated by reference to Exhibit 10.DD of the Report on Form 10-K for the year ended December 31, 1998)

  10.GG*    AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus
            Agreement

  10.HH*    AMP Incorporated Non-Qualified Stock Option Agreement

  10.II*    AMP Incorporated Incentive Stock Option Agreement

  10.JJ* AMP Incorporated Performance Restricted Share Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.KK* Form of Amendment to Restricted Stock Agreement effective as of August 20, 1998 (incorporated by reference to Exhibit 5 of the
            Schedule 14D-9 dated August 21, 1998)

  10.LL* Employment Agreement between the Company and Mr. Phillipe Lemaitre dated February 19, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.MM* AMP Incorporated Supplemental Benefit Trust Agreement entered into as of April 1, 1997 between the Company and Dauphin Deposit Bank and Trust Company (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.NN* First Amendment to the Supplemental Benefit Trust Agreement effective September 25, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30,
            1997)

  10.OO* AMP Incorporated Supplemental Executive Pension Plan dated June 9, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.PP* First Amendment to the AMP Incorporated Supplemental Executive Pension Plan effective July 22, 1997 (incorporated by reference to
            Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.QQ* Second Amendment to the Supplemental Executive Pension Plan effective July 1, 1998 (incorporated by reference to Exhibit 10.P of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.RR* Fifth Amendment to the AMP Incorporated Pension Restoration Plan dated July 1, 1998 (incorporated by reference to Exhibit 10.Q of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.SS* Amendment to Executive Severance Agreement, dated as of August 8, 1998, between AMP and Robert Ripp (incorporated by reference to
            Exhibit 31 of Amendment No. 6 to Schedule 14D-9 filed September 1,
            1998)

  10.TT* Restricted Stock Agreement between the Company and Mr. Robert Ripp dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31,
            1994)

  10.UU* Restricted Stock Agreement dated as of August 20, 1998 between AMP and Robert Ripp (incorporated by reference to Exhibit 30 of Amendment No. 6 to Schedule 14D-9 filed September 1, 1998)

  10.VV* Employee Share Purchase Plan, effective July 1, 1998 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended June 30, 1998)

  10.WW* AMP Incorporated Employee Severance Plan (incorporated by reference to Exhibit 6 of the Schedule 14D-9 dated August 21, 1998)

  10.XX     Commitment Letter, dated September 27, 1998, by and between
            Credit Suisse First Boston, DLJ Capital Funding, Inc. and AMP (incorporated by reference to Exhibit 67 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.YY Commitment Letter, dated September 27, 1998, by and between Credit Suisse First Boston, DLJ Bridge Finance, Inc. ad AMP (incorporated by reference to Exhibit 68 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.ZZ Trust Agreement, dated September 28, 1998, between AMP and Wachovia Bank N.A. (incorporated by reference to Exhibit 69 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.AAA Stock Purchase Agreement, dated September 28, 1998, by and between AMP and Wachovia Bank N.A. [including, as an Appendix thereto, the form of promissory note] (incorporated by reference to Exhibit 70 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.BBB* Letter Agreement, dated August 20, 1998, by and between AMP and James E. Marley (incorporated by reference to Exhibit 84 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

  10.CCC* Letter Agreement, dated August 20, 1998, by and between AMP and William J. Hudson (incorporated by reference to Exhbit 85 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

  10.DDD* Consulting, Confidentiality and Non-Competition Agreement and Release between AMP and Javad K. Hassan, dated July 24, 1998 (incorporated by reference to Exhibit 10.R of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.EEE* AMP Incorporated Retention Bonus Program, authorized as of August 20, 1998 (incorporated by reference to Exhibit 10.S of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.FFF Agreement and Plan of Merger By and Among Tyco International (PA) Inc. (formerly known as Beta Zeno Corp.), AMP Merger Corp. (formerly known as Alpha Zeno Corp.) and AMP Incorporated including Guarantee of Tyco International Ltd. (incorporated by reference to Annex A of the Joint Proxy Statement/Prospectus filed by AMP Incorporated and Tyco International Ltd. dated February 12, 1999)

  10.GGG Stock Option Agreement between AMP Incorporated and Beta Zeno Corp. (incorporated by reference to Annex B of the Joint Proxy Statement/Prospectus filed by AMP Incorporated and Tyco International Ltd. dated February 12, 1999)

   13     - Portions of the AMP Incorporated Report on Form 10-Q for the quarter ended September 30, 1998 that are specifically incorporated by reference into this Report

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

(b)   Reports on Form 8-K

      A Current Report on Form 8-K was filed by the Company on November 25, 1998. In Item 5 of the Report on Form 8-K the Corporation disclosed the existence of and summarized the terms of the Agreement and Plan of Merger by and among AMP Incorporated, Beta Zeno Corp., a Pennsylvania corporation and wholly owned subsidiary of Tyco International Ltd. and Alpha Zeno Corp., a Pennsylvania corporation and wholly owned subsidiary of Beta
      Zeno Corp., pursuant to which Alpha Zeno Corp. will be merged with and into AMP.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 1999.

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

     Signature                Title                        Date

/s/  Robert Ripp
____________________  Chairman of the Board and        March 25, 1999
(R. Ripp)             Chief Executive Officer

/s/  W. J. Hudson
____________________  Vice Chairman                    March 23, 1999
(W. J. Hudson)

/s/  William S. Urkiel
____________________  Vice President and               March 25, 1999
(W. S. Urkiel)        Chief Financial Officer
                      (Principal Financial Officer)

/s/ Mark E. Lang
____________________  Controller                       March 25, 1999
(M. E. Lang)

/s/  Ralph D. DeNunzio
____________________  Director                         March 23, 1999
(Ralph D. DeNunzio)


/s/  B. H. Franklin
____________________  Director                         March 26, 1999
(B. H. Franklin)


____________________  Director                         March __, 1999
(J. M. Hixon)

/s/ J. M. Magliochetti
____________________  Director                         March 26, 1999
(J. M. Magliochetti)

/s/  H. A. McInnes
____________________  Director                         March 22, 1999
(H. A. McInnes)

/s/  J. J. Meyer
____________________  Director                         March 22, 1999
(J. J. Meyer)

/s/  John C. Morley
____________________  Director                         March 23, 1999
(John C. Morley)

/s/  P. G. Schloemer
____________________  Director                         March 23, 1999
(P. G. Schloemer)

/s/  T. Shiina
____________________  Director                         March 25, 1999
(T. Shiina)

                               AMP INCORPORATED & SUBSIDIARIES

Schedule II
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   Balance at    Additions       Deductions                       Balance at
                                   Beginning     Charged to        from          Translation        End
Description                        of Year       Expense          Reserves       Adjustments      of Year <F1>
-----------                       -----------    ----------     ------------     -----------      -----------
Restructuring Charges--
  Year ended December 31, 1998    $ 14,185,000   $376,644,000   $(246,070,000)   $         0       $144,759,000
  Year ended December 31, 1997    $167,600,000              0   $(153,415,000)   $         0       $ 14,185,000
  Year ended December 31, 1996    $          0   $167,600,000   $           0    $         0       $167,600,000

Reserve for doubtful accounts--
  Year ended December 31, 1998    $ 39,679,000   $  8,780,000   $  (3,424,000)   $   952,000       $ 45,987,000
  Year ended December 31, 1997    $ 39,614,000   $  6,483,000   $  (4,450,000)   $(1,968,000)      $ 39,679,000
  Year ended December 31, 1996    $ 35,395,000   $ 10,352,000   $  (5,286,000)   $  (847,000)      $ 39,614,000
----------

<F1>  Included in the restructuring charge balance at the end of 1998 was
      $8,942,000 related to the 1996 restructuring charge.

APPENDIX

  Exhibit
  Number                        Description
  -------                      -------------

   3.(i) Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.(i).B of the Report on Form 8-K filed on January 31, 1995)

   3.(ii) Bylaws of the Company, as amended July 22 1998 (incorporated by reference to Exhibit 3.(ii)of the Report on Form 10-Q for the quarter ended June 30, 1998)

   4.A      Shareholder Rights Plan adopted by the Company's Board of
            Directors October 25, 1989 (incorporated by reference to Exhibit 4.A of the Report on Form 10-K for the year ended December 31, 1994)

   4.B Amendment Rights Agreement between the Company and Chemical Bank, as Rights Agent for the Shareholder Rights Plan, dated September 4, 1992 (incorporated by reference to Exhibit 4.B of the Report on Form 10-K for the year ended December 31, 1998)

   4.C      Amendment No. 2 to the Rights Agreement dated as of August 12,
            1998 (incorporated by reference to Exhibit 12 of the Schedule 14D-9 dated August 21, 1998)

   4.D Amendment No. 3 to the Rights Agreement, dated August 20, 1998 (incorporated by reference to Exhibit 13 of the Schedule 14D-9 dated August 21, 1998)

   4.E Amendment No.4 to the Rights Agreement, dated September 17, 1998, by and between AMP and ChaseMellon Shareholder Service L.L.C., as Rights Agent (incorporated by reference to Exhibit 51 of Amendment No. 15 to the Schedule 14D-9 filed September 18, 1998)

   4.F      Amendment No. 5 to the Rights Agreement, dated as of November 22,
            1998.

   4.G Instruments defining the rights of holders of long-term debt, including indentures. Upon request of the Securities and Exchange Commission, the Company hereby undertakes to furnish copies of the instruments with respect to its long-term debt, none of which have been registered or authorize securities in a total amount that exceeds 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis

  10.A* AMP Incorporated Stock Option Plan for Outside Directors (incorporated by reference to Exhibit 4.A of Registration No. 33-54277 on Form S-8 as filed with the Securities Exchange Commission on June 24, 1994)

  10.B* Amendment to the AMP Incorporated Stock Option Plan for Outside Directors dated October 26, 1996 (incorporated by reference to
            Exhibit 10.B of the Report on Form 10-K for the year ended December 31, 1996)

  10.C* Second Amendment to the AMP Incorporated Stock Option Plan for Outside Directors effective July 22, 1997 (incorporated by reference to Exhibit 10.E of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.D* Executive Severance Agreements dated October 22, 1997 between the Company and certain of the Company's Executive Officers; with amended Appendix listing the Executive Officers and noting differences between the agreements entered with each Executive Officer(see also the section entitled "Termination of Employment and Change of Control Arrangements" under Part III, Item 11 of this Report)(incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended June 30, 1998)

  10.E* Form of Amendment to Executive Severance Agreement dated as of August 8, 1998 (incorporated by reference to Exhibit 4 of the
            Schedule 14D-9 dated August 21, 1998)

  10.F* AMP Incorporated Bonus Plan (Stock Plus Cash) (see also footnote 1 to the Aggregated Option/SAR Exercises in 1998 and FY-End Option/SAR Values Table in this Report)(incorporated by reference to Exhibit 10.E of the Report on Form 10-K for the year ended December 31,
            1998)

  10.G* AMP Incorporated Pension Restoration Plan (January 1, 1995 Restatement), a supplemental employee retirement plan (summarized on Page 17 of the Proxy Statement for the AMP Incorporated 1998 Annual Shareholders' Meeting incorporated by reference under Item 11, Part III of this Report) (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended March 31,
            1995)

  10.H* Amendment to the AMP Incorporated Pension Restoration Plan dated as of July 23, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.I* Third Amendment to the AMP Incorporated Pension Restoration Plan dated August 6, 1997 (incorporated by reference to Exhibit 10.L of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.J* Fourth Amendment to the Pension Restoration Plan, effective as of January 1, 1998 (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended March 31, 1998)

  10.K* Executive life insurance plan - AMP Incorporated Split-Dollar Life Insurance Plan effective October 1990, including the First Amendment dated and effective March 1, 1995 (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1996)

  10.L* First Amendment to the Split-Dollar Life Insurance Agreement in the form dated January 1995, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.I of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.M* Second Amendment to the Split-Dollar Life Insurance Agreement in the form dated October 1990, Amendment effective as of September 25, 1997 (incorporated by reference to Exhibit 10.J of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.N* Executive Split-Dollar Life Insurance Agreements in the form dated January 1995 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.O* AMP Incorporated Deferred Compensation Plan effective January 1, 1995 for selected management and highly compensated employees (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended March 31, 1995)

  10.P* Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees dated October 26, 1996 (incorporated by reference to Exhibit 10.J of the Report on Form 10-K for the year ended December 31, 1996)

  10.Q*     Fourth Amendment to the AMP Incorporated Deferred Compensation
            Plan for select management and highly compensated employees effective July 22, 1997 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.R* Amendment to the AMP Incorporated Deferred Compensation Plan for selected management and highly compensated employees effective as of January 1, 1998 (incorporated by reference to Exhibit 10.P of the Report on Form 10-K for the year ended December 31, 1998)

  10.S*     Deferred Compensation Plan for Non-Employee Directors
            (incorporated by reference to Exhibit 10.F of the Report on Form 10-K for the year ended December 31, 1994)

  10.T* Amendment to the AMP Incorporated Deferred Compensation Plan for Non-Employee Directors dated October 26, 1996 (incorporated by reference to Exhibit 10.L of the Report on Form 10-K for the year ended December 31, 1996)

  10.U*     Second Amendment to the Deferred Compensation Plan for Non-
            Employee Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.F of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.V* Retirement Plan for Outside Directors (October 23, 1996 Restatement) (incorporated by reference to Exhibit 10.M of the Report on Form 10-K for the year ended December 31, 1996)

  10.W* First Amendment to the Retirement Plan for Outside Directors effective as of July 22, 1997 (incorporated by reference to the Exhibit 10.H of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.X* Outside Directors Deferred Stock Accumulation Plan (incorporated by reference to Exhibit 10.K of the Report on Form 10-K for the year ended December 31, 1995)

  10.Y* Amendment to the Outside Directors Deferred Stock Accumulation Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.O of the Report on Form 10-K for the year ended December 31,
            1996)

  10.Z*     Second Amendment to the Deferred Stock Accumulation Plan for
            Outside Directors effective as of July 22, 1997 (incorporated by reference to Exhibit 10.G of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.AA* Management Incentive Plan (January 1, 1996 Restatement) (see also column (d) of the Summary Compensation Table in this Report) (incorporated by reference to Exhibit 10 of the Report on Form 10-Q for the quarter ended March 31, 1996)

  10.BB* Director and Officer Indemnification Agreements dated October 22, 1996 (incorporated by reference to Exhibit 10.S of the Report on Form 10-K for the year ended December 31, 1996)

  10.CC* AMP Incorporated 1993 Long-Term Equity Incentive Plan (see also footnote 1 to the Options/SAR Grants in 1998 Table in this Report) (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.DD* Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan dated October 26, 1996 (incorporated by reference to Exhibit 10.U of the Report on Form 10-K for the year ended December 31,
            1996)

  10.EE* Second Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of July 22, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.FF* Amendment to the AMP Incorporated 1993 Long-Term Equity Incentive Plan effective as of October 22, 1997 (incorporated by reference to Exhibit 10.DD of the Report on Form 10-K for the year ended December 31, 1998)

  10.GG*    AMP Incorporated Stock Bonus Unit and Supplemental Cash Bonus
            Agreement

  10.HH*    AMP Incorporated Non-Qualified Stock Option Agreement

  10.II*    AMP Incorporated Incentive Stock Option Agreement

  10.JJ* AMP Incorporated Performance Restricted Share Agreement (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1995)

  10.KK* Form of Amendment to Restricted Stock Agreement effective as of August 20, 1998 (incorporated by reference to Exhibit 5 of the
            Schedule 14D-9 dated August 21, 1998)

  10.LL* Employment Agreement between the Company and Mr. Phillipe Lemaitre dated February 19, 1997 (incorporated by reference to Exhibit 10.A of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.MM* AMP Incorporated Supplemental Benefit Trust Agreement entered into as of April 1, 1997 between the Company and Dauphin Deposit Bank and Trust Company (incorporated by reference to Exhibit 10.C of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.NN* First Amendment to the Supplemental Benefit Trust Agreement effective September 25, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended September 30,
            1997)

  10.OO* AMP Incorporated Supplemental Executive Pension Plan dated June 9, 1997 (incorporated by reference to Exhibit 10.D of the Report on Form 10-Q for the quarter ended June 30, 1997)

  10.PP* First Amendment to the AMP Incorporated Supplemental Executive Pension Plan effective July 22, 1997 (incorporated by reference to
            Exhibit 10.C of the Report on Form 10-Q for the quarter ended September 30, 1997)

  10.QQ* Second Amendment to the Supplemental Executive Pension Plan effective July 1, 1998 (incorporated by reference to Exhibit 10.P of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.RR* Fifth Amendment to the AMP Incorporated Pension Restoration Plan dated July 1, 1998 (incorporated by reference to Exhibit 10.Q of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.SS* Amendment to Executive Severance Agreement, dated as of August 8, 1998, between AMP and Robert Ripp (incorporated by reference to
            Exhibit 31 of Amendment No. 6 to Schedule 14D-9 filed September 1,
            1998)

  10.TT* Restricted Stock Agreement between the Company and Mr. Robert Ripp dated as of August 15, 1994 (incorporated by reference to Exhibit 10.R of the Report on Form 10-K for the year ended December 31,
            1994)

  10.UU* Restricted Stock Agreement dated as of August 20, 1998 between AMP and Robert Ripp (incorporated by reference to Exhibit 30 of Amendment No. 6 to Schedule 14D-9 filed September 1, 1998)

  10.VV* Employee Share Purchase Plan, effective July 1, 1998 (incorporated by reference to Exhibit 10.B of the Report on Form 10-Q for the quarter ended June 30, 1998)

  10.WW* AMP Incorporated Employee Severance Plan (incorporated by reference to Exhibit 6 of the Schedule 14D-9 dated August 21, 1998)

  10.XX     Commitment Letter, dated September 27, 1998, by and between
            Credit Suisse First Boston, DLJ Capital Funding, Inc. and AMP (incorporated by reference to Exhibit 67 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.YY Commitment Letter, dated September 27, 1998, by and between Credit Suisse First Boston, DLJ Bridge Finance, Inc. ad AMP (incorporated by reference to Exhibit 68 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.ZZ Trust Agreement, dated September 28, 1998, between AMP and Wachovia Bank N.A. (incorporated by reference to Exhibit 69 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.AAA Stock Purchase Agreement, dated September 28, 1998, by and between AMP and Wachovia Bank N.A. [including, as an Appendix thereto, the form of promissory note] (incorporated by reference to Exhibit 70 of Amendment No. 20 to the Schedule 14D-9 filed September 28, 1998)

  10.BBB* Letter Agreement, dated August 20, 1998, by and between AMP and James E. Marley (incorporated by reference to Exhibit 84 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

  10.CCC* Letter Agreement, dated August 20, 1998, by and between AMP and William J. Hudson (incorporated by reference to Exhbit 85 of Amendment No. 25 to the Schedule 14D-9 filed October 9, 1998)

  10.DDD* Consulting, Confidentiality and Non-Competition Agreement and Release between AMP and Javad K. Hassan, dated July 24, 1998 (incorporated by reference to Exhibit 10.R of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.EEE* AMP Incorporated Retention Bonus Program, authorized as of August 20, 1998 (incorporated by reference to Exhibit 10.S of the Report on Form 10-Q for the quarter ended September 30, 1998)

  10.FFF Agreement and Plan of Merger By and Among Tyco International (PA) Inc. (formerly known as Beta Zeno Corp.), AMP Merger Corp. (formerly known as Alpha Zeno Corp.) and AMP Incorporated including Guarantee of Tyco International Ltd. (incorporated by reference to Annex A of the Joint Proxy Statement/Prospectus filed by AMP Incorporated and Tyco International Ltd. dated February 12, 1999)

  10.GGG Stock Option Agreement between AMP Incorporated and Beta Zeno Corp. (incorporated by reference to Annex B of the Joint Proxy Statement/Prospectus filed by AMP Incorporated and Tyco International Ltd. dated February 12, 1999)

   13     - Portions of the AMP Incorporated Report on Form 10-Q for the quarter ended September 30, 1998 that are specifically incorporated by reference into this Report

   21     - List of Subsidiaries

   23     - Consent of Independent Public Accountants

   27     - Financial Data Schedule
----------------------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to the requirements of this 10-K Annual Report.