Form 10-Q
period 1998-03-31
AMP INC
filed 1999-12-22
CIK 6164

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


      (mark one)
          [XX] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

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

The number of shares of AMP Common Stock (without Par Value) outstanding at May 12, 1998 was 219,416,099 (excluding shares held in the treasury of the Corporation, all of which are issued but not outstanding and are not entitled to vote).
                                                    Includes an Exhibit Index.

                        AMP Incorporated & Subsidiaries

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     The Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997, and the Condensed Consolidated Balance Sheets at March 31, 1998 and December 31, 1997, are presented below. See the notes to these condensed consolidated financial statements at the end thereof.

              AMP Incorporated & Subsidiaries

            CONSOLIDATED STATEMENTS OF INCOME
                       (Unaudited)

                                   (dollars in thousands,
                                    except per share data)

                                     For the Three Months
                                       Ended March 31,

                                     1998             1997
                                  ----------       ----------
Net Sales ....................    $1,394,889       $1,392,867
Cost of Sales (see Note 2)....       958,971          970,963
                                  ----------       ----------
    Gross income .............       435,918          421,904
Selling, General and
 Administrative Expenses
      (see Note 2) ...........       275,879          261,235
                                  ----------       ----------
    Income from operations ...       160,039          160,669
Interest Expense .............        (7,898)          (8,098)
Other Income (Deductions), net          (176)          (2,457)
                                  ----------       ----------
    Income before income taxes       151,965          150,114
Income Taxes .................        49,389           48,786
                                  ----------       ----------
Net Income before cumulative..
   effect of accounting changes   $  102,576       $  101,328
Cumulative Effect of Accounting
    Changes, (see Note 2).....             -           15,450
                                 ===========      ===========
Net income....................    $  102,576       $  116,778
                                 ===========      ===========

Basic and Diluted Per Share Earnings:

Net income before cumulative
    effect of accounting changes    47 cents         46 cents
Cumulative Effect of Accounting
    Changes ..................       - cents          7 cents
Net income....................      47 cents         53 cents
Cash dividends................      27 cents         26 cents
                                 ===========      ===========

The accompany Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                        AMP Incorporated & Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Condensed and Unaudited)

                                                       (dollars in thousands)
                                                        For the Three Months
                                                           Ended March 31,

                                                          1998          1997
                                                       ---------     ---------
Cash and Cash Equivalents at January 1 ...............  $350,320     $223,779

Operating Activities:
      Net Income .....................................   102,576      116,778
      Non-cash items -
         Depreciation and amortization ...............   102,023      109,443
         Cumulative effect of accounting changes
              (see Note 2)                                   --       (22,889)
         Changes in operating assets and liabilities .   (62,437)     (32,372)
      Other, net .....................................    (6,485)      (5,078)
                                                         -------      -------
         Cash provided by operating activities .......   135,677      165,882
                                                         =======      =======

Investing Activities:

      Additions to property, plant and equipment .....  (107,162)    (120,956)
      Other, net .....................................    12,105       16,059
                                                        --------     --------
         Cash used for investing activities ..........   (95,057)    (104,897)
                                                        --------     --------
Financing Activities:
      Changes in short-term debt .....................   (12,336)     (13,136)
      Additions to long-term debt ....................    23,409       19,071
      Reductions of long-term debt ...................   (27,507)      (9,302)
      Purchases of treasury stock ....................   (17,944)          --
      Dividends paid .................................   (59,201)     (57,039)
                                                         -------      -------
         Cash used for financing activities ..........   (93,579)     (60,406)
                                                         -------      -------
Effect of Exchange Rate Changes on Cash ..............    (2,791)      (6,904)
                                                         -------      -------
Cash and Cash Equivalents at March 31 ................  $294,570     $217,454
                                                         =======      =======

Changes in Operating Assets and Liabilities:
Receivables ..........................................    (4,063)     (71,560)
Inventories ..........................................   (42,715)      (1,829)
Other current assets .................................    (1,814)       6,729
Payables, trade and other ............................   (35,331)     (13,180)
Accrued payrolls and benefits ........................    35,218       22,578
Other accrued liabilities ............................   (13,732)      24,890
                                                         -------      -------
                                                         (62,437)     (32,372)
                                                         =======      =======

Interest paid during the periods was approximately equal to amounts charged to expense.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                 AMP Incorporated & Subsidiaries
                   CONSOLIDATED BALANCE SHEETS

(condensed)
-------------------------------------------------------------------------------
(dollars in thousands)                   March 31,     December 31,
                                           1998           1997
-------------------------------------------------------------------------------
ASSETS                                  (Unaudited)
Current Assets:
  Cash & cash equivalents ...........   $  294,570     $  350,320
  Securities available for sale .....       89,763         79,350
  Receivables .......................    1,044,297      1,051,422
  Inventories --
    Finished goods & work in process.      520,696        491,688
    Purchased and manufactured parts.      302,988        314,375
    Raw materials....................      115,527        102,156
                                        ----------     ----------
    Total inventories................      939,211        908,219

  Other Current Assets...............      273,199        260,489
                                        ----------     ----------
    Total current assets.............    2,641,040      2,649,800
                                        ----------     ----------
Property, Plant and Equipment .......    4,640,794      4,627,419
  Less-Accumulated depreciation .....    2,752,104      2,711,434
                                        ----------     ----------
      Property, plant & equipment,
       net ..........................    1,888,690      1,915,985
                                        ----------     ----------
Investments and Other Assets ........      284,482        282,318
                                        ----------     ----------
TOTAL ASSETS ........................   $4,814,212     $4,848,103
                                        ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ...................   $  445,433     $  465,233
  Payables, trade and other .........      450,860        487,863
  Accrued liabilities ...............      534,624        492,200
                                        ----------     ----------
    Total current liabilities .......    1,430,917      1,445,296
Long-Term Debt ......................      153,122        159,695
Other Liabilities and
  Deferred Credits ..................      281,276        291,577
                                        ----------     ----------
    Total liabilities ...............    1,865,315      1,896,568
Shareholders' Equity ................    2,948,897      2,951,535
                                        ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY .............................   $4,814,212     $4,848,103
                                        ==========     ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                        AMP Incorporated & Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (March 31, 1998, Unaudited)

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

     The following table presents a reconciliation of the shares used to calculate earnings per share as well as per share amounts:

                                         For the Three Months Ended March 31,:
------------------------------------------------------------------------------
                                          1998                     1997
------------------------------------------------------------------------------
                                    Shares      EPS          Shares       EPS

Basic Calculation                219,639,946   $0.47      219,602,584    $0.53
Dilutive Securities -
  Primarily Options                  473,263                  329,070
------------------------------------------------------------------------------
Diluted Calculation              220,113,209   $0.47      219,931,654    $0.53
==============================================================================


2.   ACCOUNTING CHANGES

     Effective January 1, 1998, AMP Incorporated, the United States parent company of AMP Incorporated and Subsidiaries (the "Company"), consolidated the majority of its operating divisions and reorganized into functional organizations, including manufacturing, materials management, engineering and finance. As a result of this change, certain manufacturing administrative functions are now included in general and administrative expenses, a classification which is consistent with the Company's subsidiaries. The prior period amounts have been reclassified to provide for consistent data comparisons.

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). For interim periods, SFAS No. 130 permits footnote presentation of a description of the impact of SFAS No. 130 on the Company, total comprehensive income, any material components of total comprehensive income for the periods presented and cumulative other comprehensive income. Under SFAS No. 130, comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company's non-owner changes in equity include: unrealized holding gains/losses on securities classified as available-for-sale under FASB Statement No. 115 and foreign currency translation adjustments accounted for under FASB Statement No. 52. The adoption of SFAS No. 130 involves new disclosure requirements only and did not impact the reported financial position or results of operations.

Total comprehensive income and its components are as follows:

                                             For the Three Months Ended:
                                         March 31, 1998       March 31, 1997
                                       ---------------------------------------
Net Income                                 $102,576             $116,778
Unrealized gains/(losses) on securities       3,750               (3,823)
Cumulative translation adjustment           (36,682)             (56,332)
                                       ---------------------------------------

Total comprehensive income                 $ 69,644             $ 56,623
                                       =======================================

     Cumulative other comprehensive income was ($6,226) and $26,706 at March 31, 1998 and December 31, 1997, respectively.

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

     In an effort to provide increased focus on engineering efforts for both product development and manufacturing cost reductions, the Company also changed its inventory costing methodology to include manufacturing engineering costs in the inventory costs. Previously, these costs were expensed in the period incurred and included in Cost of Sales on the Consolidated Statement of Income.

     The net benefit of the preceding changes in accounting for inventory of $15.5 million, or $.07 per share, was presented as a cumulative effect of accounting changes on the Consolidated Statement of Income for the three months ended March 31, 1997.


AMP Incorporated & Subsidiaries

RECLASSIFIED CONSOLIDATED STATEMENTS OF INCOME <F5>

1997 (Unaudited)

(dollars in thousands except           Quarter 1          Quarter 2          Quarter 3          Quarter 4
per share data)                           1997               1997               1997               1997
============================================================================================================
Net Sales                           $ 1,392,867        $ 1,468,005        $  1,432,600         $1,451,763

Cost of Sales                           970,963            995,617             954,530            975,133
                                    -----------        -----------        ------------         ----------
  Gross income                          421,904            472,388             478,070            476,630
                                         30.3%              32.2%               33.4%              32.8%

Selling, General and
  Administrative Expenses               261,235            283,105             284,176            274,703
                                           18.8%              19.3%               19.8%              18.9%
Restructuring & One-time (Credits)         --                 --                  --              (21,338)<F2>
                                    -----------        -----------        ------------         ----------

  Income from operations               160,669             189,283             193,894            223,265
Interest Expense                        (8,098)             (8,964)             (8,098)            (6,683)
Other Income (Deductions), net          (2,457)            (21,366)<F1>         (5,640)           (27,820)<F3>
                                    -----------        -----------        ------------         ----------

  Income before income taxes           150,114             158,953             180,156            188,762
Income Taxes                            48,786              51,660              58,551             61,348
                                    -----------        -----------        ------------         ----------

Net Income before Cumulative
   Effect of Accounting Changes     $  101,328         $  107,293         $    121,605         $  127,414
                                    ==========         ==========         ============         ==========

Cumulative Effect of Accounting
   Changes                          $   15,450         $      --          $        --          $      --
                                    ==========         ==========         ============         ==========

Net Income                          $  116,778         $  107,293         $    121,605         $  127,414
                                    ==========         ==========         ============         ==========

BASIC AND DILUTED EPS DATA:

Net Income before Cumulative
   Effect of Accounting Changes    $      0.46         $     0.49         $       0.55         $     0.58

Cumulative Effect of
   Accounting Changes              $      0.07         $      --          $        --          $      --
                                   -----------         ----------         ------------         ----------

Net Income                         $      0.53         $     0.49         $       0.55         $     0.58
                                    ==========         ==========         ============         ==========


1996 (Unaudited)

(dollars in thousands except           Quarter 1          Quarter 2          Quarter 3          Quarter 4
per share data)                           1996               1996               1996               1996
============================================================================================================
Net Sales                           $ 1,362,975        $ 1,365,487        $  1,336,233         $1,403,333

Cost of Sales                           915,360            930,839             929,586          1,058,529<F4>
                                    -----------        -----------        ------------         ----------
  Gross income                          447,615            434,648             406,647            344,804
                                           32.8%              31.8%               30.4%              24.6%

Selling, General and
  Administrative Expenses               262,654            260,108             250,371            259,875
                                           19.3%              19.0%               18.7%              18.5%
Restructuring & One-time Charges            --                 --                  --              98,000 <F4>
                                    -----------        -----------        ------------         ----------

  Income from operations                184,961            174,540             156,276            (13,071)
Interest Expense                         (7,982)            (8,166)             (7,959)            (7,049)
Other Income (Deductions), net            3,561              7,132              (3,520)           (40,415)<F4>
                                    -----------        -----------        ------------         ----------

  Income before income taxes            180,540            173,506             144,797            (60,535)
Income Taxes                             64,092             57,885              49,955            (20,608)
                                    -----------        -----------        ------------         ----------

Net Income                          $   116,448         $  115,621        $     94,842         $  (39,927)
                                    ===========         ==========        ============         ==========

Basic and Diluted EPS                      0.53         $     0.53        $       0.43         $    (0.18)
                                    ===========         ==========        ============         ==========

<F1> Includes a charge to net income of $17.7 million to establish a litigation reserve.
<F2> Represents a favorable adjustment to reduce the Restructuring reserve established in 1996.
<F3> Includes a $26 million charge to write-down certain equity investments.
<F4> Restrucuring and One-time Charges were recorded in the fourth quarter of
     1996 related to the Company exiting certain facilities and product lines, as well as equity ventures. The charges were recorded in the Consolidated Statement of Income as follows: $62.5 million to Cost of Sales, $98 million to Restructuring and One-time Charges and $34.5 million to Other Income/(Deductions).
<F5> This statement reflects the reclassification of certain expenses from cost of sales to selling, general and administrative expenses to be consistent with the current year presentation as noted in Footnote 2 to the Consolidated Statements of Income for the 3 months ended March 31, 1998 and 1997 included in this Report on Form 10-Q.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales for the first quarter of 1998 were $1.395 billion, essentially flat with 1997. On a local currency basis, sales were up 4.1%. The continued strength of the U.S. dollar reduced sales approximately $55 million from the year-earlier quarter.

     Bookings for the first quarter were $1.426 billion, down 1.7% in U.S. dollars and up 2.3% in local currencies from the $1.451 billion in the year-earlier quarter. The Company's order backlog increased $26 million to $970 million from $944 million at the end of 1997.

     Sales in the Americas, approximately 50% of total sales, were down 1% from the year-earlier quarter. Driven by weakness in the Communications and Personal Computer markets, sales in the United States were down 2%. United States sales in the first quarter of 1997 included approximately $22 million for businesses discontinued last year. Normalized for these discontinued businesses, U.S. sales grew 1%. The rest of the Americas, led by Canada and Argentina, posted double-digit growth in local currencies and 8.8% growth in U.S. dollars.

     Asia/Pacific sales, approximately 18% of total sales, were up 2% in local currencies and down 5% in U.S. dollars. Taiwan, Singapore, China and Hong Kong experienced double-digit local currency growth driven by the Personal Computer and Business and Retail Equipment markets, while sales in Japan were down 5% in local currencies.

     Europe, Middle East and Africa sales, approximately 32% of total sales, were up 13% in local currencies and 6% in U.S. dollars. Led by the Communications and Motor Vehicles markets, growth was strong in most countries.

     Gross income increased to 31.3% of net sales for the quarter ended March 31, 1998, up from 30.3% in the year-earlier quarter. The increase in gross margin was primarily due to the benefits of ongoing cost reduction programs.

     Selling, general and administrative expenses (S,G&A) for the quarter ended March 31, 1998 of 19.8% of net sales represent an increase from 18.8% in the year-earlier quarter. The increase in S,G&A expenses is related to additional investments in information systems and sales deployment.

     Net income for the first quarter of 1998 was $102.6 million, up $1.3 million from $101.3 million before the cumulative effect of the accounting changes in the year-earlier quarter. Basic and diluted earnings per share were $0.47, up 2.2% compared to $0.46 before the cumulative effect of accounting changes in the first quarter 1997. First quarter 1997 net income, after the cumulative effect of accounting changes, was $116.8 million or $0.53 per share.

     Capital expenditures for the first quarter 1998 were $107.1 million, down 11.5% from $121.0 million in the prior year first quarter. The Company continues to focus on improving existing asset utilization and productivity. Capital expenditures for 1998 are expected to be below $600 million, up from the 1997 capital expenditures of $481 million.

OUTLOOK

     As a result of the April 1998 operating earnings falling short of expectations, the Company is expecting the financial results for the second quarter to be below prior year levels for the same comparable period. April sales were down about 7% in U.S. dollars and down 4% in local currencies. Sales are weak in both Asia/Pacific and the United States and the trend primarily relates to the computer and communications markets.

     The Company is finalizing comprehensive action plans to stimulate sales growth and to improve manufacturing effectiveness. The specific plans will be communicated by the time we report the results for the second quarter.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR"
-------------------------------------------------------
     Statements in this Report on Form 10-Q that are not strictly historical are "forward-looking" statements which should be considered as subject to the many uncertainties that exist in the Company's operations and business environment. These uncertainties, which include economic and currency conditions, market demand and pricing, competitive and cost factors, and the like, are set forth in the AMP Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on or about March 30, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in quantitative and qualitative disclosures in 1998. Reference is made to Item 7A in the Annual Report on Form 10-K for the year ended December 31, 1997.


                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     The Annual Meeting of Shareholders of AMP Incorporated was held on Wednesday, April 22, 1998 beginning at 10:30 a.m., local time, at the AMP Global Executive Leadership Center, 441 South 40th Street, Harrisburg, Pennsylvania. As of the record date (March 3, 1998) for the Annual Meeting, 219,559,875 shares of Common Stock were outstanding and entitled to vote. 197,113,256 shares, representing over 89.7% of the outstanding Common Stock eligible to vote, were represented at the Annual Meeting either in person or by proxy.

* All of the directors of the Company, eleven in number, were elected at the Annual Meeting, each by an affirmative vote of at least 99.2% of the votes cast. The results of the vote tabulation for each director are as follows:

   Director                      Votes For       Votes Withheld
   --------                      ---------       --------------

Ralph D. DeNunzio ......        195,693,785        1,419,471
Barbara H. Franklin ....        195,668,033        1,445,223
Joseph M. Hixon III ....        195,657,682        1,455,574
William J. Hudson, Jr...        195,663,075        1,450,181
Joseph M. Magliochetti..        195,714,322        1,398,934
James E. Marley ........        195,718,112        1,395,144
Harold A. McInnes ......        195,615,887        1,497,369
Jerome J. Meyer ........        195,731,714        1,381,542
John C. Morley .........        195,713,745        1,399,511
Paul G. Schloemer ......        195,640,809        1,472,447
Takeo Shiina ...........        195,703,772        1,409,484

     The proposal for shareholder approval of the Company's 1998 Employee Stock Purchase Plan, a plan intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended, and under which eligible employees of the Company and its subsidiaries throughout the world will have the opportunity to purchase the Company's common stock through payroll deductions and at a discount from market price, was approved by an affirmative vote of more than 98.4% of the votes cast and more than 98.0% of the quorum for the Annual Meeting. On this matter, which was deemed a routine proposal under the rules of The New York Stock Exchange, 193,323,371 votes were for the proposal, 3,042,770 votes were against, and 747,115 votes abstained. Abstentions were not counted as votes cast but were included in the quorum.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits --

      Exhibit
      Number                      Description
      -------                     -----------

        10 - Fourth Amendment to the Pension Restoration Plan, effective as of January 1, 1998

        27 -        Financial Data Schedule

     (B)  Reports on Form 8-K --

          No Report on Form 8-K was filed by the Company during the three months ended March 31, 1998.

 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 1998                    AMP INCORPORATED
                                         (Registrant)


                                 By:   /s/   W. S. Urkiel
                                 ____________________________________________
                                   William S. Urkiel
                                   Vice President and Chief Financial Officer


                                 By:  /s/   Mark E. Lang
                                 ____________________________________________
                                   Mark E. Lang
                                   Corporate Controller

**
                   EXHIBIT INDEX
                   -------------

      Exhibit
      Number                              Description
      -------                             -----------

        10 - Fourth Amendment to the Pension Restoration Plan, effective as of January 1, 1998

        27 -        Financial Data Schedule